Form 10-K
period 2025-12-31
ONCOLYTICS BIOTECH INC
filed 2026-03-30
CIK 1129928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
Commission file number: 001-38512
ONCOLYTICS BIOTECH INC.
(Exact name of Registrant as specified in its charter)

British Columbia, Canada	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4350 Executive Drive, Suite 325
San Diego, California	92121
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (403) 670-7377
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, no par value	ONCY	The NASDAQ Capital Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” "smaller reporting company" and “emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated Filer ☒	Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of Oncolytics Biotech Inc., computed based on the closing price of common shares on the Nasdaq Capital Market on June 30, 2025, was approximately $72.1 million as of June 30, 2025.
As of March 23, 2026, the registrant had 116,128,162 common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

ONCOLYTICS BIOTECH INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
All references in this annual report on Form 10-K (the “Annual Report”) to the terms “we,” “our,” “us,” “the Company,” and “Oncolytics” may refer, as the context requires, to Oncolytics Biotech Inc., or collectively to Oncolytics Biotech Inc. and its subsidiaries. Unless otherwise indicated, all references to “$” and “dollars” in this Annual Report mean U.S. dollars.
Certain statements in this Annual Report and the documents attached as exhibits to this Annual Report, constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Oncolytics Biotech Inc., or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are statements that are not historical facts, and include, but are not limited to, estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to the efficacy of our technologies; the timing and results of clinical studies related to our technologies; future operations, products and services; the impact of regulatory initiatives on our operations; the size of and opportunities related to the markets for our technologies; general industry and macroeconomic growth rates; expectations related to possible joint and/or strategic ventures and statements regarding future performance. Forward-looking statements generally, but not always, are identified by the words “expects,” “anticipates,” “believes,” “intends,” “estimates,” “projects,” “potential,” “possible” and similar expressions, or that events or conditions “will,” “may,” “could” or “should” occur.
The forward-looking statements in this Annual Report are subject to various risks and uncertainties, most of which are difficult to predict and generally beyond our control. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the section heading “Item 1A. Risk Factors” below. If one or more of these risks or uncertainties materializes, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected. Forward-looking statements in this document are not a prediction of future events or circumstances, and those future events or circumstances may not occur. Given these uncertainties, users of the information included herein, including investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. Investors should consult our quarterly and annual filings with the securities commissions or similar regulatory authorities in Canada and the United States (“U.S.”) Securities and Exchange Commission (“SEC”) for additional information on risks and uncertainties relating to forward-looking statements. We do not assume responsibility for the accuracy and completeness of these statements.
Forward-looking statements are based on our beliefs, opinions and expectations at the time they are made, and we do not assume any obligation to update our forward-looking statements if those beliefs, opinions, or expectations, or other circumstances, should change, except as required by applicable law.

PART I

ITEM 1. BUSINESS
Company Overview
We are a clinical-stage biopharmaceutical company developing pelareorep, a well-tolerated intravenously delivered immunotherapeutic agent that selectively replicates in RAS-mutated tumors and activates the innate and adaptive immune systems and weakens tumor defense mechanisms. This improves the ability of the immune system to fight cancer, making tumors more susceptible to a broad range of oncology treatments.
Pelareorep is a proprietary isolate of reovirus, a naturally occurring, non-pathogenic double-stranded RNA (“dsRNA”) virus commonly found in environmental waters. Pelareorep has shown promising results in changing the tumor microenvironment (“TME”). This creates a more immunologically favorable TME, making the tumor more susceptible to various treatment combinations. These treatments include chemotherapies, checkpoint inhibitors (“CPIs”), and other immuno-oncology approaches such as CAR T therapies, bispecific antibodies, and RAS or CDK4/6 inhibitors. Pelareorep induces a new army of tumor-reactive T cells, helps these cells to infiltrate the tumor through an inflammatory process, and upregulates the expression of PD-1/PD-L1. By priming the immune system with pelareorep, we believe we can increase the proportion of patients who respond to various cancer treatments, including immunotherapies, especially in cancers where existing treatment regimens have failed or provided limited benefit.
Going Concern
We have not been profitable since our inception and expect to continue to incur substantial losses as we continue research and development efforts. We do not expect to generate significant revenues until and unless pelareorep becomes commercially viable. We expect our current cash resources to be able to fund near-term milestones, but they are not sufficient to fund our planned operations over the next 12 months from the date of issuance of our consolidated financial statements included in this Annual Report. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising additional financing. Management believes that the actions presently being taken to raise additional capital provide the opportunity for us to continue as a going concern. While we believe in the viability of our strategy and our ability to raise additional funds, there can be no assurance that additional liquidity will be available under acceptable terms or at all. Furthermore, if we are unable to obtain additional financing when required, there can be no assurance that we will be able to sufficiently reduce or eliminate our planned expenditures to extend our operating runway.
Business Strategy
Our business strategy is to develop and seek regulatory approval to market pelareorep in an effective and timely manner, seek partnerships or transactions that allow for faster and more efficient development of pelareorep than we might be able to accomplish on our own, and access additional technologies at a time and in a manner that we believe is best for our development. We intend to achieve our business strategy by focusing on these key areas:
•Continue to assess the safety and efficacy of pelareorep in human subjects through our clinical development program;
•Maintain existing and establish new collaborations with partners and other experts to assist us with scientific and clinical developments of this new potential pharmaceutical product;
•Implement strategic alliances with select biopharmaceutical companies and laboratories, at a time and in a manner whereby such alliances may complement and expand our own research and development efforts. Such alliances may also result in an eventual expansion to include providing additive sales and marketing capabilities;
•Use our broadening patent base and collaborator network as a mechanism to meet our strategic objectives; and
•Develop relationships with companies that could be instrumental in assisting us to access other innovative therapeutics.
As our clinical development program advances, we anticipate pelareorep's ability to enhance innate and adaptive immune responses within the TME will play an increasingly important role. This greatly increases opportunities for expanding our clinical program, business development, and partnering opportunities to address gastrointestinal cancers in combination with various therapies. We believe this approach has the most promise for generating clinically impactful data and offers the most expeditious path to regulatory approval.
Our primary focus is to position pelareorep as a platform immunotherapy for the treatment of gastrointestinal (“GI”) cancers and advance our GI programs to registration-enabled clinical studies. We are exploring opportunities for registrational programs and investigator-sponsored trials in metastatic colorectal cancer, second-line or later anal cancer, and metastatic pancreatic cancer.
Our business strategy is based on attaining a number of commercial objectives, which, in turn, are supported by a number of product development goals. In the context of this Annual Report, statements of our “belief” are based primarily upon our results derived to date from our research and development program in animals, early-stage human trials, and our most recent data from mid-stage clinical trials, upon which we believe that we have a reasonable scientific basis to expect the particular results to occur. It is not possible to predict, based upon studies in animals, or early to mid-stage human trials, whether a new therapeutic will ultimately prove to be safe and effective in humans. There are no assurances that the particular result we expect will occur.
We are pursuing a strategy of establishing relationships with larger companies as strategic partners. It is anticipated that future clinical development into large international or pivotal trials would generally occur in conjunction with a strategic partner or partners, who would contribute expertise and financial assistance. In exchange for certain product rights and commitments to market our product, the strategic partners would be expected to share in proceeds from the sale of our product.
Scientific Background and Summary of Research and Development Highlights
Pelareorep’s anti-tumor activity is based on three complementary modes of action:
•Selective viral replication in permissive cancer cells, such as those with RAS mutations, that lead to tumor cell lysis.
•Modification of the tumor microenvironment by upregulating chemokine/cytokine expression, which makes the tumor more visible to the immune system and stimulates innate immunity that can directly target the tumor.
•Induction of adaptive immune responses, including the expansion of anti-viral and anti-tumor-infiltrating lymphocyte populations that can attack tumors by targeting tumor- and virus-specific antigens.
Preclinical and translational research to date indicates the following:
•Pelareorep has anticancer effects in a variety of animal models demonstrating that it can reduce tumor burden and prolong survival in these models.
•The anticancer effects in animal models can be enhanced when pelareorep is given in combination with chemotherapy, immunotherapy (including PD-1 and PD-L1 inhibitors), radiotherapy, and other targeted cancer therapies, highlighting the ability of pelareorep to enhance the anticancer effects of a broad range of cancer therapeutics.
•A toxic dose of pelareorep has not been reached/established in animal models and doses as high as 9.0 x 1010 TCID50 have been well-tolerated in humans. Treatment with pelareorep causes manageable side-effects.
Clinical data to date indicate the following:
•More than 1,600 patients have received at least one dose of study treatment in clinical studies with pelareorep. Of these, more than 1,200 patients received pelareorep, including over 600 patients in Oncolytics-sponsored trials, and over 500 in investigator-sponsored trials.
•Pelareorep has been administered as single or multiple doses (intratumoral or intravenous), either as a monotherapy or in combination with chemotherapy, immunotherapy (e.g., checkpoint inhibitors), and/or radiotherapy.
•Pelareorep is generally well-tolerated and has a manageable side effect profile.
•When combined with chemotherapy or immunotherapy, pelareorep does not appear to enhance either the frequency or severity of the adverse effects of these agents.
•Efficacy results from clinical studies show that treatment with pelareorep can improve the outcome of cancer patients with a variety of different tumors:
•In the GOBLET (Gastrointestinal tumOrs exploring the treatment comBinations with peLarEorep and anTi-PD-L1) platform study, the objective response rate (“ORR”) and disease control rate (“DCR”) were 62% and 85%, respectively, in evaluable first-line advanced/metastatic unresectable pancreatic ductal adenocarcinoma (“PDAC”) patients treated with the combination of pelareorep, atezolizumab, and gemcitabine/nab-paclitaxel. The observed ORR is substantially higher than the typical ORR of approximately 25% reported in historical trials of gemcitabine and nab-paclitaxel in metastatic pancreatic cancer. In a single-arm study of gemcitabine plus pelareorep, known as REO 017, first-line patients with metastatic PDAC, had a median OS of 10.2 months with 1-year and 2-year survival rates of 45% and 24%, respectively. These results were encouraging when compared to an average median OS of less than 7 months, and 1-year and 2-year survival rates of approximately 22% and 6%, respectively, for metastatic PDAC patients treated with gemcitabine alone in benchmark studies.
•In a two-arm Phase 2 study (NCI 8601), patients with metastatic PDAC were randomized to receive either carboplatin, paclitaxel and pelareorep (test arm) or carboplatin and paclitaxel alone (control arm). The ORR, median progression-free survival (“PFS”) and median overall survival (“OS”) were similar between the test and control arms. However, the overall survival rate at 2 years was higher in the pelareorep-containing arm (20% vs. 9%) suggesting a possible survival benefit associated with the addition of pelareorep to chemotherapy.
•Interim clinical results from the second-line or later squamous cell carcinoma of the anal canal (“SCAC”) cohort of the GOBLET study showed an ORR of 30% from 20 evaluable patients receiving pelareorep and atezolizumab compared to 13.8% for the current approved treatment in the same indication. Additionally, two durable complete responses were recorded, with one ongoing beyond two years, and another lasting 15 months. The median duration of response is 15.5 months for pelareorep-atezolizumab patients compared to 9.5 months for the standard-of-care.
•Interim clinical results from the third-line subset of the SCAC cohort of the GOBLET study showed four of 14 evaluable third-line patients receiving pelareorep and atezolizumab achieved objective responses, resulting in an ORR of approximately 29%. These responses included two complete responses and two partial responses. The median duration of response (“DOR”) is approximately 17 months (67 weeks), indicating both depth and durability of clinical benefit in a heavily pretreated population. In historical third-line SCAC studies, objective response rates are typically approximately 10% or less, with limited durability.
•A study of pelareorep in colorectal cancer showed ORR, PFS, and OS results that exceeded historical control data by a multiple of two to three times. Second-line KRAS (Kristen rat sarcoma)-mutant, microsatellite-stable (“MSS”) metastatic colorectal cancer (“mCRC”) patients from the REO 022 trial receiving pelareorep, bevacizumab (Avastin®), and fluorouracil, leucovorin, irinotecan (“FOLFIRI”) recorded an ORR of 33%, PFS of 16.6 months, and OS of 27 months, compared to approximately 10%, 5.7 months, and 11.2 months, respectively, from historical studies.
•In the randomized Phase 2 IND.213 study, 74 mBC patients were treated with pelareorep plus paclitaxel (“PTX”) versus PTX alone (standard of care control chemotherapy). The patients treated with PTX + pelareorep demonstrated a statistically significant improvement in median overall survival (“OS”) compared to those treated with PTX alone: 17.4 months versus 10.4 months, respectively (HR = 0.65; 80% CI 0.46–0.91; p=0.1). In a post hoc subgroup analysis of patients with HR+/HER2- disease, the median OS benefit from the addition of pelareorep to PTX was even greater compared to PTX alone: 21.0 months versus 10.8 months, respectively (HR = 0.60; p=0.1).
•In the subsequent Phase 2 BRACELET-1 study, 45 patients with HR+/HER2- mBC were randomized to receive one of three treatments: PTX alone, PTX + pelareorep, or PTX + pelareorep + avelumab, a licensed anti-PD-L1 antibody. An additional 3 patients received PTX + pelareorep + avelumab as a safety run-in cohort for a total of 48 patients enrolled. Final efficacy results from the BRACELET-1 study demonstrated that the median OS in the PTX alone control arm was 18.2 months. However, the median OS could not be calculated in the PTX + pelareorep arm due to the number of patients still alive at the time of the analysis. A conservative estimate of median OS for the PTX + pelareorep arm is 32.1 months, indicating that PTX + pelareorep delivered a greater than 12-month survival advantage compared to PTX alone. This survival benefit is further illustrated by the 24-month overall survival rate, which showed that 64% of patients treated with PTX + pelareorep survived at least 2 years compared to 33% of patients treated with PTX alone. In addition, the final median progression free survival (“PFS”) was 12.1 months for PTX + pelareorep compared to 6.4 months for PTX alone, a benefit of 5.7 months. These results substantiated the statistically significant near doubling of median OS observed in the earlier randomized IND-213 study in HR+/HER2- patients treated with PTX + pelareorep compared to PTX alone.
•In the AWARE-1 window-of-opportunity study, most HR+/HER2- early breast cancer patients treated with pelareorep showed an increase in CeLTIL score, a measure of tumor cellularity and tumor infiltrating lymphocytes that is associated with a better prognosis in breast cancer. Importantly, the addition of the immune checkpoint inhibitor atezolizumab to pelareorep increased both the magnitude of the increase in CeLTIL score and the proportion of patients with a positive CelTIL score thereby achieving the study’s primary endpoint. Biomarker data from AWARE-1 further demonstrated that pelareorep treatment modified the TME to make it more visible to the immune system, generated and expanded tumor infiltrating lymphocyte clones in the blood, upregulated PD-L1 expression, and promoted CD8+ T cell infiltration into tumors. Some of these effects were even more prominent when pelareorep was combined with atezolizumab demonstrating synergy between the two agents.

Mechanism of Action
Figure 1. Proposed mechanism of action for pelareorep

Pelareorep is an intravenously delivered unmodified oncolytic reovirus that selectively infects cancer cells via mutations such as RAS and other and is being developed as an immunotherapy for multiple cancers. Translational data supports the ability of pelareorep to provide benefit to certain cancer patients after failure of CPI therapy.
Upon infection, significant increases in anti-viral and immune gene expression converts the tumor microenvironment from an immunologically silent “cold” tumor to an immunologically responsive “hot” tumor. This conversion is due to the accumulation of reovirus-produced dsRNA which activates toll-like receptor 3 (“TLR3”). Gene expression analysis of tumor biopsies at day 3 post-treatment have shown a significant activation of DDX58/RIG-I (retinoic acid-inducible gene I), a cytosolic pattern recognition receptor (“PRR”) that recognizes short dsRNA in the cytosol. RIG-I can mediate the induction of a type-1 interferon response and is an essential molecule in the innate immune system for recognizing cells that have been infected with a virus. Consistent with this observation, increases in the expression type-1 interferon genes are also observed. These include IRF7, a member of the interferon regulatory transcription factor (“IRF”) family that regulates many interferon-alpha genes. Increases in IRF1/STAT1, a key growth inhibitory and tumor suppressive signaling pathway that prevents cancer formation by maintaining growth control and can activate genes that produce type-I interferons, are observed. IRF1 is also essential for the development and activation of immune cells, such as T cells and natural killer cells. Increases in the expression of PD-L1, a CPI target molecule, and the inflammatory chemokines CXCL10 and CXCL11, which are important for T cell trafficking and migration to the TME and predominantly induced by IFN-gamma, have been observed across all post-treatment tumor types. Another consequence of the activation of TLR3 by pelareorep is the production of CXCL13, a chemokine critical for the formation of tertiary lymphoid structures (“TLS”). TLS formation in breast cancer tumors have been detected by imaging mass cytometry of tumor biopsies following pelareorep treatment. Numerous reports have identified TLS as a biomarker that is superior to PD-L1/PD-1 expression in its ability to predict responsiveness to CPIs. Taken together, these data demonstrate pelareorep’s ability to positively alter the TME to increase responsiveness to immune based therapy.
Evidence of pelareorep’s ability to activate anti-viral and anti-tumor specific immune responses comes from the analysis pre- and post-treatment peripheral blood mononuclear cells (“PBMCs”). Increases in anti-viral cytotoxic T cells have been confirmed by ELISPOT analysis of serial blood samples from a cohort of pelareorep-treated pancreatic cancer patients. In addition, the expansion of TIL clones in the blood has been observed and appears to correlate with reductions in tumor volume. Further analyses of TCR sequences for antigen specificity have confirmed the expansion of mKRAS clones in samples from patients treated with pelareorep, supporting the ability of pelareorep to induce anti-tumor specific T cell responses.
Patents and Trade Secrets
We rely on our patent portfolio to protect the development of pelareorep. At December 31, 2025, we had 137 patents, including 11 U.S. and 7 Canadian patents, and issuances in other jurisdictions. We have an extensive patent portfolio covering pelareorep and formulations that we use in our clinical trial program. We also have patents covering methods for manufacturing pelareorep and screening for susceptibility to pelareorep. These patent rights extend to at least the end of 2031. We are continuing to analyze additional patent protections and have placed an emphasis on patent extension strategy. In addition, we have submitted new patent applications that we expect to extend certain patent protections and grant new rights into the 2040’s.
We are not currently aware of competing intellectual property relating to our pelareorep project. While we believe that we have the necessary freedom to operate in these areas, there can be no assurance that others will not challenge our position in the future. Litigation to defend our position could be costly and time-consuming and we cannot be certain we will be successful.
We also rely on unpatented trade secrets and improvements, unpatented know-how, and continuing technological innovation to develop and maintain our competitive position. No assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology, or that we can meaningfully protect our rights to our unpatented trade secrets.
We require our employees and consultants to execute confidentiality agreements upon the commencement of employment and consulting relationships with us. These agreements provide that all confidential information developed by or made known to an individual during the course of their employment or consulting relationship generally must be kept confidential. In the case of employees, the agreements provide that all inventions conceived by the individual, while employed by us, relating to our business are our exclusive property. While we have implemented reasonable business processes and agreements with which to protect confidential information, these actions may not provide meaningful protection for our trade secrets in the event of unauthorized use or disclosure of such information.
Regulatory Requirements
The development of new pharmaceuticals is strongly influenced by a country's regulatory environment. The primary regulatory body in the U.S. is the FDA and in Europe is the European Medicines Agency (the “EMA”). Similar processes are conducted in specific countries by equivalent regulatory bodies. Regulations in each jurisdiction require the licensing of manufacturing facilities and mandate strict research and product testing standards. Companies must establish the safety and efficacy of their products, comply with current good manufacturing practice (“cGMP”) and potentially submit marketing materials before being allowed to market pharmaceutical products. While we plan to pursue or support the pursuit of the approval of our product, success in acquiring regulatory approval for any product is not assured.
In order to market our pharmaceutical product in the U.S., Europe, and other jurisdictions, we must successfully meet the requirements of those jurisdictions. The requirements of the appropriate regulatory authority will generally include the following stages as part of the regulatory process:
•completion of certain preclinical laboratory tests, animal studies and formulation studies, in accordance with Good Laboratory Practice regulations and other applicable requirements;
•submission to the FDA of an investigational new drug application (“IND”), or of a comparable submission to foreign regulatory authorities which must become effective or be approved before human clinical trials may begin;
•approval by an independent institutional review board, or ethics committee at each clinical site before each trial may be initiated;
•performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practice (“GCP”), requirements to establish the safety, purity and potency and/or efficacy of the proposed biologic for its intended use;
•preparation and submission to the FDA of a biologics license application (“BLA”), or comparable application in other jurisdictions;
•satisfactory completion of an FDA advisory committee review, if applicable;
•a determination by the FDA within 60 days of its receipt of a BLA to file the application for review, or decision by the EMA to validate the application;
•satisfactory completion of inspections of the manufacturing facility or facilities at which the biological product is produced to assess compliance with current cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity, and potential inspection of selected clinical investigation sites and/or the trial sponsor to assess compliance with GCP; and
•FDA review and approval of the BLA, to permit commercial marketing of the product for particular indications for use in the United States, or similar review and approval of a marketing application to permit marketing of the product in the relevant non-U.S. jurisdiction.

Clinical Trials
Once a pharmaceutical candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies, in an effort to support subsequent clinical testing. The conduct of preclinical studies is subject to regulations and requirements, including GLP regulations for certain studies. In addition, prior to beginning the first clinical trial with a product candidate in the United States, the trial sponsor must submit an IND to the FDA. An IND is a request for allowance from the FDA to introduce an investigational drug into interstate commerce and administer the product to humans, and must become effective before human trials may begin.

Clinical trials involve the administration of the investigational drug product to human subjects under the supervision of one or more qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCP regulations. Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:
•Phase 1: The product candidate is initially introduced into healthy human volunteers or patients with the target disease or condition. These studies are designed to test for safety, dosage tolerance, absorption, metabolism, distribution and excretion and, if possible, to gain an early indication of its effectiveness.
•Phase 2: The product candidate is administered to a limited patient population with a specified disease or condition to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and appropriate dosage. Multiple Phase 2 trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 trials.
•Phase 3: The product candidate is administered to an expanded patient population to further evaluate dosage, to provide substantial evidence of clinical efficacy, and to further test for safety in an expanded patient population, generally at geographically dispersed clinical study sites. These clinical trials are intended to establish the overall risk-benefit ratio of the product candidate and provide, if appropriate, an adequate basis for product labeling.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and biological characteristics of the product and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.
Marketing Approvals
The results of the preclinical and clinical testing, together with manufacturing and controls information, are submitted to regulatory agencies in order to obtain approval to commence commercial sales. In responding to such an application, regulatory agencies may grant marketing approval, request additional information or further research, or deny the application if they determine that the application does not satisfy their regulatory approval criteria. For example, in the United States, regulatory approval requires submission and approval by the FDA of a BLA. FDA reviews a BLA to determine, among other things, whether a product candidate is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency. Before approving a BLA, the FDA will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA may inspect one or more clinical trial sites as well as the trial sponsor to assure compliance with GCP requirements. After the FDA evaluates a BLA and conducts any required inspections, it will issue an approval letter or a Complete Response Letter (“CRL”). An approval letter authorizes commercial marketing of the biologic with prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete and the application will not be approved in its present form. If a CRL is issued, the sponsor must resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the BLA does not satisfy the criteria for approval.

FDA Expedited Development and Review Programs
In the United States, a sponsor may seek approval of its product candidate under programs designed to expedite FDA’s review and approval of biological products that meet certain criteria. For example, product candidates are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. A product candidate can also receive Breakthrough Therapy designation if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. In addition, a BLA is eligible for priority review if the underlying product candidate is designed to treat a serious condition and, if approved, would provide a significant improvement in safety or effectiveness compared to available therapy. Also, depending on the design of the applicable clinical trials, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.

These programs do not change the standards for approval but may expedite the development or approval process. Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.
Post-Marketing Regulations
Once approved, pharmaceutical products are subject to pervasive and continuing regulation by the FDA and comparable foreign regulatory authorities, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior regulatory review and approval. Regulatory agencies may withdraw a product approval if compliance with pre- and/or post-marketing regulatory standards is not maintained or if problems occur after the product reaches the marketplace. In addition, they may require post-marketing studies, sometimes referred to as Phase 4 studies, to monitor the effect of an approved product, and may limit further marketing of the product based on the results of these post-market studies. The FDA and other foreign regulatory agencies have broad post-market regulatory and enforcement powers, including the ability to levy fines and penalties, suspend or delay issuance of approvals, seize or recall products, or withdraw approvals.
Manufacturing Regulations
Biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon application holders and any third-party manufacturers that they may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. We are economically dependent on our toll manufacturers. We primarily use one toll manufacturer in the U.S. to produce the clinical grade pelareorep active ingredient and to formulate finished product required for our clinical trial program. Any significant disruption of the services provided by our primary toll manufacturers has the potential to delay the progress of our clinical trial program. We have attempted to mitigate this risk by identifying an alternative toll manufacturer, establishing stability profiles for long-term storage of pelareorep, and producing sufficient pelareorep in advance of patient enrollment in a particular clinical trial.
Manufacturers of biologics also must comply with general biological product standards. Failure to comply with the statutory and regulatory requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing, seizure of product, or mandatory or voluntary recall of a product. Adverse experiences with the product must be reported to the FDA and foreign agencies and could result in the imposition of market restrictions through labeling changes or in product removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.
Advertising and Promotion Regulations
With respect to both pre- and post-market product advertising and promotion, the FDA and similar foreign agencies impose a number of complex regulations on entities that advertise and promote pharmaceuticals and biologics, which include, among other things, standards and regulations relating to direct-to-consumer advertising, on versus off-label promotion, industry-sponsored scientific and educational activities, and promotional activities involving the internet. These agencies have very broad enforcement authority and failure to abide by these regulations can result in penalties including the issuance of a warning letter directing the entity to correct deviations from requisite standards, a requirement that future advertising and promotional materials be pre-cleared by the FDA or relevant foreign agencies. Foreign, state, and federal civil and criminal investigations, fines, and prosecutions are also possible if advertising and promotion regulations are breached.
Other Government Regulations
We are subject to various laws and regulations regarding laboratory practices, the experimental use of animals, and the use and disposal of hazardous or potentially hazardous substances in connection with our research. In each of these areas, as above, the government has broad regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, and withdraw approvals, any one or more of which could have a material adverse effect upon us.
Market and Competition
According to estimates for 2026 from the American Cancer Society, more than 2.1 million Americans are expected to be diagnosed with cancer in the year, and approximately 626,140 Americans are expected to die of cancer. In the U.S., the relative lifetime risk of developing cancer, for both males and females, is approximately 1 in 3. The costs of this disease state are also significant. In the U.S., the National Cancer Institute estimated that the 2020 cancer-related medical costs were $208.9 billion.1
While pelareorep has not been approved yet by the FDA, we believe there is significant addressable market opportunity within pelareorep’s targeted indications. GI cancer is the fastest growing cancer in the world in people under 50 years old.2
According to estimates from the World Cancer Research Fund (“WCRF”), colorectal cancer (“CRC”) is the third most common cancer worldwide, and there were more than 1.9 million new cases in 2022. Globally, the WCRF estimates there were more than 900,000 deaths attributable to CRC in 2022.3 Market.us Media indicates an addressable market of nearly $20 billion by 2033 from $13 billion in 2024, representing a CAGR of 4.7% during the forecast period from 2025 to 2033.4
We believe the RAS-mutant patient population has a high unmet medical need. Specifically, KRAS-mutant MSS mCRC represents one of the most challenging diseases in GI oncology, as few effective treatment options exist following first-line progression, and available immune-based therapies provide little benefit. The 5-year relative survival rate for mCRC is 15%.5
According to the International Agency for Research on Cancer (“IARC”), there are more than 54,000 global patients with anal cancer in 20226. Market Research Future analysis indicates that the anal cancer market was estimated at over $1 billion in 2025 and it is projected to grow to $2.3 billion by 2035, representing a CAGR of 7.7% during the forecast period from 2025 to 2035.7 At present, there are few available treatment options for unresectable SCAC in the second-line and greater progression, which we believe creates an opportunity to grow this market exponentially in the event we create a new treatment for this patient population.
According to estimates from the WCRF there were more than 510,000 new cases of pancreatic cancer globally in 2022.8 Fortune Business Insights indicates an addressable market of $14.4 billion by 2034 from $3.8 billion in 2025, representing a CAGR of nearly 16% during the forecast period from 2025 to 2034.9 Pancreatic cancer is one of the leading causes of cancer death globally. According to estimates for 2026 from the American Cancer Society, the 5-year relative survival rate for metastatic pancreatic cancer is 3%.10
The biotechnology industry emphasizes the importance of proprietary rights and is typically defined by fast-paced advancements in technologies with intense competition. We do business in an extremely competitive oncology market and face significant competition from many sources, including pharmaceutical, biopharmaceutical, and biotechnology companies as well
1 American Cancer Society’s Cancer Facts and Figures 2026
2 https://jamanetwork.com/journals/jama/article-abstract/2836671#google_vignette (accessed February 12, 2026)
3 https://www.wcrf.org/preventing-cancer/cancer-statistics/colorectal-cancer-statistics/ (accessed February 12, 2026)
4 https://media.market.us/colorectal-cancer-therapeutics-market-news/ (accessed February 12, 2026)
5 https://www.cancer.org/cancer/types/colon-rectal-cancer/detection-diagnosis-staging/survival-rates.html (accessed February 12, 2026)
6 https://gco.iarc.who.int/media/globocan/factsheets/cancers/10-anus-fact-sheet.pdf (accessed February 12, 2026)
7 https://www.marketresearchfuture.com/reports/anal-cancer-market-1530 (accessed February 12, 2026)
8 https://www.wcrf.org/preventing-cancer/cancer-statistics/pancreatic-cancer-statistics/ (accessed February 12, 2026)
9 https://www.fortunebusinessinsights.com/pancreatic-cancer-treatment-market-101989 (accessed February 12, 2026)
10 https://www.cancer.org/cancer/types/pancreatic-cancer/detection-diagnosis-staging/survival-rates.html (accessed February 12, 2026)

as universities and private and public research institutions. Many of our competitors have significantly greater financial, manufacturing, marketing, and drug development resources than we do. Large biopharmaceutical companies in particular have extensive experience in clinical development and in obtaining regulatory approvals for drugs and biologicals. These companies also have significantly greater research capabilities than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly those with collaborative arrangements with large and established companies or universities and research institutions.
Our competitors fall primarily into the following groups of treatment:
•traditional cancer therapies, including chemotherapy, surgery, radiation therapy, and targeted therapies;
•approved immunotherapy antibodies and immunotherapy antibodies in clinical trials;
•other approved oncolytic virus-based immunotherapies and those in clinical trials;
•cancer vaccines including personalized vaccines and those targeting tumor neo-antigens; and
•cell-based therapies, such as CAR-T, T cell receptor-based, and NK cell therapies.
Our business opportunity will be limited, or possibly eliminated if our competitors develop and commercialize products in our selected indications that are safer, more effective, have fewer side effects, or are less expensive alone or in combination with other therapies than pelareorep especially if these get to market sooner than our product. Our competitors also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient enrollment for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business.
Pelareorep, if and when sold, will compete with a number of drugs that are currently marketed or in development that also target cancer but utilize different mechanisms of action. To compete effectively with these agents, pelareorep will need to show improved clinical efficacy and/or safety compared to competing products. We believe that pelareorep, if and when ultimately marketed, will likely be used in combination with other existing cancer treatments like checkpoint inhibitors, surgery, chemotherapy, radiation therapy and other biological therapies. Consequently, we believe pelareorep, if and when marketed, would largely complement rather than compete directly with these existing treatment options.
We do, however, expect to face direct and increasing competition from a number of companies that are also seeking to develop cancer therapies based on oncolytic viruses and other ways to prime the immune system. We believe that our ability to successfully compete will depend, among other things, on our ability to:
•effectively advance the development of pelareorep;
•design, enroll patients in and successfully complete appropriate clinical trials in an efficient manner;
•gain regulatory approval for pelareorep;
•establish collaborations and partnerships for the development of pelareorep;
•commercialize successfully, including demonstrating the safety and efficacy of pelareorep over currently approved therapies to physicians, insurers, and third-party payors;
•secure sufficient coverage from insurers and other payors;
•secure, maintain, and protect intellectual property rights based on our innovations; and
•manufacture and sell commercial quantities of pelareorep to the market.
Product Marketing Strategy
The markets for the cancer product being developed by us may be large and could require substantial sales and marketing capability. Before or upon successful completion of the development of a cancer product, we intend to enter into one or more strategic partnerships or other collaborative arrangements with a pharmaceutical company or other company with marketing and distribution expertise to address this need. If necessary, we will establish arrangements with various partners for different geographical areas or specific applications at various times in the development process. Our management and consultants have relevant experience with the partnering process of oncology products.
Raw Materials
We believe that sources of raw material pertinent for manufacturing our pelareorep product are generally available.
Corporate Social Responsibility and ESG
As a rapidly growing, clinical-stage biotech company, we are not yet in a position to implement a broad-based ESG policy and program. However, our corporate goals are inspired by our potential to impact the care of patients with cancer, especially those with late-stage breast and pancreatic cancers and are informed by our corporate values of acting with integrity, collaboration, innovation, and embracing diversity. In 2025, our corporate goals focused on certain clinical, manufacturing, and business operations and support our desire to obtain an approval for an innovative cancer treatment that extends patient lives. Each year we work hard to achieve our goals and objectives while maintaining a respectful, collaborative, and caring work environment. While we do not formally report on our ESG policies and compliance, we publicly disclose elements of our ESG activities. Our governance policies, including our board of director (“Board”) mandates, code of ethics and conduct, and our public filings are all on our website at https://oncolyticsbiotech.com/investor-overview/corporate-governance/. Our website is not incorporated herein by reference.
Employees
As of December 31, 2025, we had 29 total and full-time employees. We have never had a work stoppage, and none of our employees are covered by collective bargaining agreements. We believe our employee relations are good.
Smaller Reporting Company
We are a “smaller reporting company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our public float is below $250 million (i.e., the public float test) as measured on the last business day of our most recently completed second fiscal quarter, or our annual revenue for the most recently completed fiscal year is less than $100 million and our public float is less than $700 million (i.e., the two-part revenue and public float test) as measured on the last business day of our second fiscal quarter.
Corporate Information
Oncolytics Biotech Inc. was formed under the Business Corporations Act (Alberta) on April 2, 1998 as 779738 Alberta Ltd. On April 8, 1998, we changed our name to Oncolytics Biotech Inc.
Our principal place of business is located at 4350 Executive Drive, Suite 325, San Diego, California, U.S. 92121. Our agent for service in the U.S. is Registered Agent Solutions, Inc., 838 Walker Road Suite 21-2 Delaware 19904. On October 20, 2025, we filed a Registration Statement on Form F-4 with the U.S. Securities and Exchange Commission (as amended by Amendment No. 1 to Form F-4, as filed on December 5, 2025) that included a management circular, prospectus and other relevant documents related to various proposals contained therein. It included plans to hold a Special Meeting of Shareholders to vote on, among other things, a series of transactions that will change the jurisdiction of our company from the Province of Alberta in Canada to the State of Nevada in the United States of America (the “Domestication”). On January 15, 2026, the resolutions described in this registration statement related to the Domestication were passed. On March 17, 2026, as part of the Domestication process, we changed our jurisdiction of incorporation to the Province of British Columbia in Canada. We expect the Domestication to become effective on or around March 31, 2026.
“Oncolytics,” and other trademarks or service marks of Oncolytics Biotech Inc. appearing in this Annual Report are the property of Oncolytics Biotech Inc. Trademarks, trade names, and service marks of other companies appearing in this Annual Report are the property of their respective holders.
Financial and other information about our company is available on our website at https://oncolyticsbiotech.com/. We make available on our website, free of charge, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, including exhibits, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We may use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation Fair Disclosure promulgated by the SEC. These disclosures will be included on our website under the “Investors” section. All reports we file with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. We have included the web addresses of Oncolytics Biotech Inc. and the SEC as inactive textual references only. Except as specifically incorporated by reference into this Annual Report, information on these websites is not part of this filing.

SUMMARY OF RISK FACTORS
Investing in our securities, including our common shares, involves a high degree of risk. You should carefully consider the risks summarized below and other risks that we face, a detailed discussion of which can be found under “Item 1A. Risk Factors” below, together with other information in this Annual Report and our other filings with the SEC. This summary list of risks is not exhaustive of the factors that may affect any of the Company’s forward-looking statements and our business and financial results. If any of these risks actually occur, our business, financial condition, and financial performance would likely be materially adversely affected. In such case, the trading price of our common shares would likely decline, and you may lose part or all of your investment.
Research and Development Risks
•Our product candidate, pelareorep, is in the research and development stage and will require further development and testing before it can be marketed commercially and obtain necessary regulatory approvals.
•Any failure or delay in clinical trials for our product candidate may cause us to incur additional costs or delays or prevent the commercialization of our product candidate.
•Our product candidate, pelareorep, is being and will continue to be used in combination with other therapies, which exposes us to additional risks.
•Pelareorep may not be effective against the diseases tested in our clinical trials.
•The incidence and prevalence for target patient populations of our product candidate is based on estimates and third-party sources.
•Our business, including our research and development operations, has been and may continue to be adversely affected by a variety of external factors outside our control.
•Our product candidate may cause undesirable side effects, adverse reactions or have other properties that could result in significant negative consequences.
•We may expend our limited resources to pursue a particular indication and fail to capitalize on indications that may be more profitable or for which there is a greater likelihood of success.
•We may not be able to secure a partnership for pelareorep, which could halt future development.
•We may not achieve our projected development milestones in the time frames we announce and expect.
Financial Condition Risks
•There is substantial doubt that we can remain a going concern over the next twelve months.
•We have no operating revenues and a history of losses.
•We will need additional financing in the future to fund the research and development of our product candidate and to meet our ongoing capital requirements.
•We may not be able to adequately price our product or obtain third-party reimbursement for the cost of our product, which would adversely affect our sales and profitability.
Regulatory Risks
•Pharmaceutical products are subject to intense regulatory approval processes.
•The design or execution of our clinical trials may not support regulatory approval.
•Our operations and product candidate are subject to other government regulations in many jurisdictions.
•The FDA may not accept data from clinical trials conducted outside the U.S.
Intellectual Property Risks
•We rely on patents and proprietary rights to protect our technology.
•Third parties may choose to file patent infringement claims against us.
•If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology, product and business could be adversely affected.
•Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.
•If we do not obtain protection under the Hatch-Waxman Amendments and similar foreign legislation for extending the term of patents covering our product candidate, our business may be materially harmed.
•Intellectual property rights are limited and do not necessarily address all potential threats to our business.
Other Business Risks
•The biotechnology industry is extremely competitive.
•Our product candidate may fail or cause harm.
•We will likely partner with or rely on third parties to market our product.
•Interim, “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

•Our product candidate, or the introduction of new products, may require new technologies, including new manufacturing processes, and the emergence of new industry standards may render our product and technologies obsolete, less competitive, or less marketable.
•Changes in methods of pelareorep manufacturing or formulation may result in additional costs or delay, and may jeopardize our ability, or our strategic partners’ ability, to commence product sales and generate revenue.
•We rely on third-party manufacturers to produce our clinical product supply and on other third parties to test, package, store, monitor, and transport bulk drug substance and drug product.
•We rely on third parties to produce and provide suitable raw materials for pelareorep production, packaging, and testing.
•We rely on third parties to monitor, support, conduct, and oversee clinical trials of the product candidate that we are developing and, in some cases, to maintain regulatory files for our product candidate.
•We are subject to the restrictions and conditions of the Pancreatic Cancer Action Network (“PanCAN”) Therapeutic Accelerator Award Agreement.
•Negative developments in the field of immuno-oncology, in particular, viral immunotherapy, could damage public perception of pelareorep and negatively affect our business.
•Our failure to comply with data protection laws and regulations could lead to government enforcement actions, which could include civil or criminal penalties, private litigation, and/or adverse publicity.
•Our operations may be materially impacted by significant disruptions to our information technology (“IT”) systems, or those of any of our third-party service providers, including disruptions from cybersecurity breaches of our IT infrastructure.
•Use of Artificial Intelligence (“AI”) could give rise to legal and regulatory risk and liability, breaches of data security and privacy, and loss of trade secrets or other intellectual property.
•The increasing use of social media platforms could give rise to liability, regulatory actions, breaches of data security, harm to our business or reputational damages.
•We may be subject to claims that our employees, consultants, or independent contractors have wrongfully used or disclosed confidential information of third parties.
Common Shares Risk
•Our stock price is subject to volatility.
•If we fail to meet all applicable Nasdaq Capital Market requirements and Nasdaq determines to delist our common shares, the delisting could adversely affect the market liquidity and price of our common shares.
•Our stockholders may experience dilution as a result of future equity offerings or other equity issuances.
•We do not anticipate paying cash dividends for the foreseeable future.
Domestication Risks
•We are in the process of domestication into a U.S. company incorporated in the State of Nevada.
•The rights of shareholders as they currently exist under British Columbia law will be different from their rights under Nevada law.
•Following the Domestication, our stockholders’ ability to obtain a favorable judicial forum for disputes with us may be limited.
•The Domestication will result in additional direct and indirect costs whether or not completed.
•The Domestication may result in adverse tax consequences for U.S. holders and non-U.S. holders of our common shares.
•The amount of corporate tax payable by us will be affected by the value of our property on the date of the Domestication.

ITEM 1A. RISK FACTORS
Investment in our common shares involves a high degree of risk. You should carefully consider, among other matters, the following risk factors in addition to the other information in this Annual Report when evaluating our business because these risk factors may have a significant impact on our business, financial condition, operating results, or cash flow. If any of the material risks described below or in subsequent reports we file with the SEC actually occur, they may materially harm our business, financial condition, operating results, or cash flow. Additional risks and uncertainties that we have not yet identified or that we presently consider to be immaterial may also materially harm our business, financial condition, operating results, or cash flow.
Research and Development Risks
Our product candidate, pelareorep, is in the research and development stage and will require further development and testing before it can be marketed commercially and obtain necessary regulatory approvals. If we are unable to attain satisfactory results from our development and testing of our product candidate, or if we are unable to market our product effectively, we may be required to abandon further development and testing and develop a new strategy.
Prospects for companies in the biotechnology industry generally may be regarded as uncertain given the nature of the industry and, accordingly, investments in biotechnology companies should be regarded as speculative. Pharmaceutical research and development are highly speculative and involve a high and significant degree of risk. We are currently in the research and development stage on one product, pelareorep, for human application, the riskiest stage for a company in the biotechnology industry. It is not possible to predict, based upon studies in animals and early-stage human clinical trials, whether pelareorep will prove to be safe and effective in humans. Pelareorep will require later-stage and pivotal clinical trials before we will be able to obtain the approvals of the relevant regulatory authorities in applicable countries to market pelareorep commercially. Carrying out later-stage clinical trials and submission of a successful Biologics License Application (“BLA”) or other comparable foreign regulatory submission is a complicated process. We plan to conduct registration-enabling trials for pelareorep over the next several years, which may be a difficult process to manage with our limited resources and which may divert attention of management. We also have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not previously submitted a BLA or other comparable foreign regulatory submission for pelareorep. In addition, we have had limited interactions with the FDA and cannot be certain how many additional clinical trials of pelareorep will be required or how such trials should be designed. There can be no assurance that the research and development programs we conduct will result in pelareorep or any other products becoming commercially viable products, and in the event that any product or products result from our research and development program, it is unlikely they will be commercially available for a number of years.
To achieve profitable operations we, alone or with others, must successfully develop, introduce and market our product candidate. The marketability of any product we develop will be affected by numerous factors beyond our control, including but not limited to: the discovery of unexpected toxicities or lack of sufficient efficacy of products which make them unattractive or unsuitable for human use; preliminary results as seen in animal and/or limited human testing may not be substantiated in larger, controlled clinical trials; manufacturing costs or other production factors may make manufacturing of products commercially inviable, ineffective, impractical, and non-competitive; proprietary rights of third parties or competing products or technologies may preclude commercialization; requisite regulatory approvals for the commercial distribution of products may not be obtained; and other factors may become apparent during the course of research, up-scaling, or manufacturing, which may result in the discontinuation of research and other critical projects.
To obtain regulatory approvals for products being developed for human use, and to achieve commercial success, human clinical trials must demonstrate that the product is safe for human use and that the product shows efficacy. Unsatisfactory results obtained from a particular study relating to a program may cause us to abandon our commitment to that program or the product being tested. No assurances can be provided that any current or future animal or human test, if undertaken, will yield favorable results. If we are unable to establish that pelareorep is a safe, effective treatment for cancer, we may be required to abandon further development of the product and develop a new business strategy.
Any failure or delay in clinical trials for our product candidate, pelareorep, may cause us to incur additional costs or delays or prevent the commercialization of our product candidate and could severely harm our business.
We must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidate in humans. Clinical testing, in particular, is expensive, difficult to design and implement, can take many years to complete, and is uncertain as to the outcome. A failure of one or more of our clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, the clinical trial process, which could delay or prevent us from receiving marketing approval or commercializing our product candidate, including the following:
•Our clinical trials may produce negative or inconclusive results, and we may decide, or regulatory authorities may require us, to conduct additional clinical trials, or we may abandon projects that we expect to be promising;
•The number of subjects required for our clinical trials may be larger than we anticipate, enrollment in our clinical trials may be slower than we anticipate, or participants may drop out of our clinical trials at a higher rate than we anticipate;
•We might have to suspend or terminate our clinical trials if the participants are being exposed to unacceptable health risks;
•Regulators or institutional review boards may require that we hold, suspend, or terminate clinical research for various reasons, including noncompliance with regulatory requirements or our clinical protocols;
•Regulators may refuse to accept or consider data from clinical trials for various reasons, including noncompliance with regulatory requirements or our clinical protocols;
•We may be subject to governmental or regulatory delays and changes in regulatory requirements, policy, and guidelines, including guidelines specifically addressing requirements for the development of treatments for our product candidate;
•We might have difficulty adding new clinical trial sites on a timely basis, or at all;
•The cost of our clinical trials may be greater than we anticipate; and
•The supply, storage, distribution, or quality of our product candidate or other materials necessary to conduct our clinical trials may be insufficient or inadequate.
Additionally, subject enrollment, which is a significant factor in the timing of clinical trials, is affected by a variety of factors, including the following:
•The size and nature of the subject population;
•The proximity of subjects to clinical sites;
•The eligibility criteria for the trial;
•The design of the clinical trial;
•Competing clinical trials; and
•Clinicians’ and subjects’ perceptions as to the potential advantages of the medication being studied in relation to other available therapies, including any new medications that may be approved for the indications we are investigating.
Furthermore, we plan to rely on clinical trial sites to ensure the proper and timely conduct of our clinical trials, and we have limited influence over their actual performance. Any delays, concerns over the quality of the clinical data, or unanticipated problems during clinical testing, such as enrollment in our clinical trials being slower than we anticipate or participants dropping out of our clinical trials at a higher rate than we anticipate, could increase our costs, slow down our product development and approval process, and jeopardize our ability to commence product sales and generate revenues.
In addition, the United States Right to Try Act, among other things, provides a federal framework for patients to access certain investigational new drug products that have completed a Phase 1 clinical trial. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA approval under the FDA expanded access program. While there is no obligation to make product candidates available to eligible patients as a result of the Right to Try Act, new and emerging legislation regarding expanded access to unapproved drugs could negatively impact enrollment in our clinical trials and our business in the future.
Our product candidate, pelareorep, is being and will continue to be used in combination with other therapies, which exposes us to additional risks. Any failure to maintain or enter into new successful commercial relationships to access such therapies on commercially reasonable terms may delay our development timelines, increase our costs, and jeopardize our ability to further develop our product candidate, which may materially impact our business, financial condition, results of operations, stock price, and prospects.
In our current and planned studies, pelareorep is being or will be administered in combination with other approved cancer therapies, including CPIs. CPIs are a class of drugs intended to stop tumor cells from interfering with the ability of the patient’s immune system to attack their tumor. We have entered into an agreement with Roche to supply its CPIs, atezolizumab, for use in our ongoing Oncolytics-sponsored studies. Specifically, atezolizumab is being used in our ongoing Phase 1/2 study in GI cancer (the GOBLET study). Additionally, we may enter into future agreements for the supply of CPIs for use in connection with the development of pelareorep.

Our ability to develop pelareorep for use in combination with other therapies depends on our ability to access these drugs for use in our clinical trials on commercially reasonable terms. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs on commercially reasonable terms or at all. Any failure to maintain or enter into new successful commercial relationships or the expense of purchasing these other therapies in the market may delay our development timelines, increase our costs, and jeopardize our ability to develop pelareorep as a commercially viable therapy. If any of these occur, our business, financial condition, results of operations, stock price, and prospects may be materially harmed.
If any current or any future collaborator or supplier cannot continue to supply their products on commercially reasonable terms, we would need to identify alternatives for accessing appropriate agents. Additionally, should the supply of products from any current or future collaborator or supplier be interrupted, delayed, or otherwise be unavailable to us, our clinical trials may be delayed. In the event we are unable to source a supply of an alternative appropriate drug or are unable to do so on commercially reasonable terms, our business, financial condition, results of operations, stock price, and prospects may be materially harmed.
Moreover, the development of pelareorep for use in combination with other cancer therapies may present risks that are not faced for single–agent product candidates, such as the requirement that we demonstrate the safety, purity, and efficacy of each active component of any combination regimen we may develop. Developments related to the other products may also impact our clinical trials as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the other products’ safety or efficacy profile, changes to the availability of the approved products, and changes to the standard of care.
While we have chosen to test pelareorep in specific clinical indications based in part on our understanding of its mechanisms of action, our understanding may be incorrect or incomplete and, therefore, pelareorep may not be effective against the diseases tested in our clinical trials, which would likely negatively impact our business and results of operations.
Our rationale for selecting the particular therapeutic indications for pelareorep is based in part on our understanding of its mechanism of action. However, our understanding of pelareorep's mechanism of action may be incomplete or incorrect, or the mechanism may not be clinically relevant to the diseases treated. In such cases, pelareorep may prove to be ineffective in the clinical trials for treating those diseases, and adverse clinical trial results would likely negatively impact our business and results of operations.
The incidence and prevalence for target patient populations of our product candidate is based on estimates and third-party sources. If the market opportunities for our product candidate are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our business, financial condition, results of operations, and prospects may be materially adversely affected.
Periodically, we make estimates regarding the incidence and prevalence of target patient populations for particular diseases based on various third-party sources and internally generated analysis and use such estimates in making decisions regarding our product development strategy, including determining indications on which to focus in preclinical or clinical trials.
These estimates may be inaccurate or based on imprecise data. For example, the total addressable market opportunity will depend on, among other things, the acceptance of such data by the medical community and patient access, product pricing and reimbursement, any limitations on populations and indications in approved product labeling, as well as the approval of new or competing medicines. The number of patients in the addressable markets may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our product, or new patients may become increasingly difficult to identify or gain access to, all of which could materially adversely affect our business, financial condition, results of operations and prospects.
Our business, including our research and development operations, has been and may continue to be adversely affected by a variety of external factors outside our control that may materially impact our ability to raise capital, current licensing agreements, financial conditions, operations and business.
Over the past several years, general market conditions resulting from high inflation, high interest rates, global supply chain issues, global political conflicts, general economic uncertainty, and other macroeconomic factors, as well as market conditions affecting companies in the life sciences industry in general, have touched elements of our business operations. These events have caused and may continue to cause significant fluctuations in stock markets, global economic activity, including inflation and fluctuating interest rates, and healthcare systems. The scale and duration of these developments remain uncertain and could affect our ability to finance and execute our operations, including our ongoing and planned clinical studies and manufacturing activities. These future developments are highly uncertain, cannot be predicted, and could negatively impact our business.
Current global economic conditions are highly volatile due to a number of reasons, including geopolitical instability, such as the military conflicts between Russia and Ukraine, the conflicts between Israel and Hamas, recent inflation that increased our operating expenses and disruptions in the capital and credit markets that may reduce our ability to raise additional capital when needed on acceptable terms, if at all.
Emerging international trade relations, new legislation and tariffs may also adversely impact our operations and/or financial condition by limiting or preventing the activities of third parties that we engage, increasing import costs or increasing the cost of our operations. New or increased tariffs, export controls or other trade barriers could result in higher prices for the materials we use and the investigational product candidate we are developing and could materially impact our supply chain and manufacturing costs. Recent congressional legislative actions, proposed executive orders, sanctions, tariffs and other measures discourage contracting with Chinese companies on the development or manufacturing of pharmaceutical products and may restrict trade with China.
Furthermore, the recent inflationary environment related to increased aggregate demand and supply chain constraints has increased our operating expenses and may continue to affect our operating expenses. Economic conditions may also strain our suppliers, possibly resulting in supply disruptions that impact our ongoing clinical trials and other operations. A significant worsening of global economic conditions could materially increase our operating expenses and impact our operations. In addition, any new or prolonged downturn of global economic conditions could harm our business operations, and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
Our product candidate may cause undesirable side effects, adverse reactions or have other properties that could delay or prevent its regulatory approval, limit the commercial profile of an approved label, require appropriate medical personnel training to recognize or manage side effects, or result in significant negative consequences following any potential marketing approval, which may significantly harm our business, financial condition, prospects and reputation.
Treatment with our product candidate may produce side effects or adverse reactions or events, including potential adverse side effects related to cytokine release, and may exacerbate known adverse events associated with co-administered approved products. There can be no assurance that undesirable side effects or serious adverse events will not be caused by or associated with pelareorep as it continues through its clinical development, including when co-administered with approved products. If our product candidate or similar products or product candidates under development by third parties demonstrate unacceptable adverse events or unacceptably exacerbate adverse events associated with co-administered approved products, we may be required to halt or delay further clinical development of our product candidate. The FDA, the EMA, or other foreign regulatory authorities could order us to cease further development of or deny approval of our product candidate for any or all targeted indications.
The product-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately or timely recognized or managed by the treating medical staff, particularly outside of the institutions that collaborate with us, as toxicities resulting from our novel technologies may not be normally encountered in the general patient population and by medical personnel. We expect to have to train medical personnel using our product candidate to understand its side effect profiles, both for our planned clinical trials and upon any commercialization. Inadequate training in recognizing or managing the potential side effects of our product candidate could result in adverse effects on patients, including death.
Additionally, if our product candidate receives marketing approval, and we or others later identify undesirable side effects caused or exacerbated by such product, including during any long-term follow-up observation period recommended or required for patients who receive treatment using our product, a number of potentially significant negative consequences could result, including:
•regulatory authorities may withdraw approvals of such product;
•regulatory authorities may require additional warnings on the label;
•we may be required to create a risk evaluation and mitigation strategy plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers, and/or other elements to assure safe use;
•we could be sued and held liable for harm caused to patients; and
•our reputation may suffer.
Any of the foregoing could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved. Furthermore, any of these occurrences may harm our business, financial condition, prospects and reputation significantly.

We may expend our limited resources to pursue a particular indication and fail to capitalize on indications that may be more profitable or for which there is a greater likelihood of success.
Because we have limited financial and managerial resources, we focus on research programs and therapeutic platforms that we identify for specific indications. As a result, we may forego or delay the pursuit of opportunities with other therapeutic platforms or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and therapeutic platforms for specific indications may not yield any commercially viable products.
We may not be able to secure a partnership for pelareorep, which could halt future development.
We are seeking a partner to continue the clinical development and commercialization of pelareorep. We do not have the financial resources to complete the necessary development work internally, and should we not be able to secure a partnership, future development of pelareorep may not continue.
We may not achieve our projected development milestones in the time frames we announce and expect, which could have a material adverse effect on our business, financial condition, and results of operations.
We set goals for and make public statements regarding the expected timing of the accomplishment of objectives material to our success, such as the commencement and completion of clinical trials, the submission of a drug-regulatory application, and the expected costs to develop our product candidate. The actual timing and costs of these events can vary dramatically due to factors within and beyond our control, such as delays or failures in our IND submissions or clinical trials, issues related to the manufacturing of drug supplies, uncertainties inherent in the regulatory approval process, market conditions and interest by partners in our product candidate, among other things. Our clinical trials may not be completed, we may not make regulatory submissions or receive regulatory approvals as planned, or we may not secure partnerships for any of our product candidate. Any failure to achieve one or more of these milestones as planned would have a material adverse effect on our business, financial condition, and results of operations.
Financial Condition Risks
There is substantial doubt that we can remain a going concern over the next twelve months. We will require substantial additional funding, which may not be available on acceptable terms or at all, and failure to obtain this necessary capital may force us to reduce or eliminate our planned expenditures to extend our operating runway.
These consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, these consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern. Such adjustments could be material and could significantly impact our reported financial position and results of operations.
We have not been profitable since our inception and expect to continue to incur substantial losses as we continue research and development efforts. We do not expect to generate significant revenues until and unless pelareorep becomes commercially viable. These factors raise substantial doubt about our ability to continue as a going concern over the next 12 months from the date of issuance of our consolidated financial statements included in this Annual Report. Our ability to continue as a going concern is dependent upon raising additional financing. There can be no assurance that additional liquidity will be available under acceptable terms or at all. Furthermore, if we are unable to obtain additional financing when required, there can be no assurance that we will be able to sufficiently reduce or eliminate our planned expenditures to extend our operating runway.
We have no operating revenues and a history of losses. We have no products approved for commercial sale, and we may never achieve or sustain profitability.
We are a clinical-stage biopharmaceutical company. We have incurred significant losses since our inception. To date, we have not generated sufficient revenues to offset our research and development costs and, accordingly, have not generated positive cash flow or made an operating profit. As of December 31, 2025, we had an accumulated deficit of $429.5 million and we incurred net losses of $28.8 million and $22.8 million for the years ended December 31, 2025 and 2024, respectively. We anticipate that we will continue to incur significant losses in the foreseeable future. The amount of future net losses will depend, in part, on the rate at which our expenses increase and our ability to generate revenue. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, if at all, we will be able to achieve profitability. Even if our product candidate becomes profitable, the initial losses incurred by us may never be recovered.

We will need additional financing in the future to fund the research and development of our product candidate and to meet our ongoing capital requirements. Raising such funds is dependent on numerous factors outside of our control, and if we are not able to raise such funding, or achieve funding on terms favorable to us or our existing shareholders, we may have to reduce substantially or eliminate expenditures for research and development, testing, production, and marketing of our proposed product, or obtain funds through arrangements with corporate partners that require us to relinquish rights to certain of our technologies or product.
As of December 31, 2025, we had cash and cash equivalents of $5.2 million. We anticipate that we will need additional financing in the future to fund research and development and to meet our ongoing capital requirements. The amount of future capital requirements will depend on many factors, including continued scientific progress in our drug discovery and development programs, progress in our preclinical and clinical evaluation of drug candidates, time and expense associated with filing, prosecuting, and enforcing our patent claims, and costs associated with obtaining regulatory approvals. In order to meet such capital requirements, we will consider contract fees, collaborative research and development arrangements, and additional public or private financings, including the incurrence of debt and the issuance of additional equity securities, to fund all or a part of particular programs, as well as potential partnering or licensing opportunities.
We, from time to time, along with all of our other pharmaceutical research and development entities, may have restricted access to capital, bank debt, and equity and, from time to time, may face increased borrowing costs. Although our business and asset base have not changed, the lending capacity of all financial institutions fluctuates, causing a corresponding change in risk premiums. As future operations will be financed out of funds generated from financing activities, our ability to do so is dependent on, among other factors, the overall state of capital markets and investor appetite for investments in the pharmaceutical industry in general and for our securities in particular.
Should we elect to satisfy our cash commitments through the issuance of securities, by way of either private placement or public offering or otherwise, there can be no assurance that our efforts to raise such funding will be successful or achieved on terms favorable to us or our existing shareholders. If adequate funds are not available on terms favorable to us, we may have to reduce substantially or eliminate expenditures for research and development, testing, production, and marketing of our proposed product, or obtain funds through arrangements with corporate partners that require us to relinquish rights to certain of our technologies or product. There can be no assurance that we will be able to raise additional capital if our current capital resources are exhausted.
We may not be able to adequately price our product or obtain third-party reimbursement for the cost of our product, which would adversely affect our sales and profitability.
The healthcare industry is subject to significant regulatory reforms and cost containment pressures that could materially affect our business. In the U.S., there has been increasing legislative and regulatory focus on controlling pharmaceutical pricing. At the federal level, Congress passed the Inflation Reduction Act of 2022 (the “IRA”), which includes provisions that authorize the Secretary of Health and Human Services to negotiate prices with pharmaceutical companies for certain high-expenditure, single-source drugs covered under Medicare Part B or Part D programs, and provisions that impose rebates under Medicare Part B or Part D to penalize price increases that outpace inflation. The IRA also implements changes to the Medicare Part D benefit structure, including capping annual out-of-pocket costs for beneficiaries, which shifts program liabilities from patients to other stakeholders, including manufacturers. The One Big Beautiful Bill Act enacted in 2025 imposes new restrictions on government healthcare program funding and on individual eligibility for coverage under those programs, which may lead to lower reimbursements for drugs covered by those programs. Additional federal actions include an executive order directing implementation of a “Most Favored Nation” drug pricing policy designed to bring prices for U.S. patients in line with those in comparably developed nations.
At the state level, legislatures are increasingly passing laws designed to control pharmaceutical pricing, including price constraints, transparency measures, and establishing Prescription Drug Affordability Boards (or similar entities) to review high-cost drugs and set upper payment limits. Outside of the U.S., drug pricing and reimbursement are often subject to government control. Reimbursement approvals must generally be obtained on a country-by-country basis, and some countries set prices by reference to prices in other countries or restrict reimbursement based on cost-effectiveness assessments. Governmental authorities in many countries may also reduce prices for approved drug products from previously established prices. In addition, government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. These government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Uncertainty exists regarding the reimbursement status of newly-approved pharmaceutical products and reimbursement may not be available for pelareorep. Any reimbursements granted may not be maintained or limits on reimbursements available from third-party payors may reduce the demand for, or negatively affect the price of, these products. These cost containment measures could result in additional downward pressure on the prices that we may receive for pelareorep, if approved. If pelareorep pricing is set at unsatisfactory levels, or if pelareorep does not qualify for reimbursement, if reimbursement levels diminish, or if reimbursement is denied, our sales and profitability would be adversely affected.
We may be exposed to third-party credit risks through our contractual arrangements. Failure to meet contractual obligations could have a material adverse effect on our business and operations.
In the normal course of our business, we have entered into contractual arrangements with third parties, which subject us to the risk that such parties may default on their obligations. We may be exposed to third-party credit risk through our contractual arrangements with our current contract manufacturer, the institutions which operate our clinical trials, or our contract research organizations and other parties. In the event such entities fail to meet their contractual obligations to us, such failures could have a material adverse effect on us and our operations.
We incur some of our expenses in foreign currencies and, therefore, we are exposed to foreign currency exchange rate fluctuations, which may have a material adverse effect on our financial condition and results of operations.
We incur some of our research and development and general and administrative expenses in foreign currencies. Foreign exchange risk arises from changes in foreign exchange rates that may affect the fair value or future cash flows of our financial assets or liabilities. We are primarily exposed to the risk of changes in the Canadian dollar relative to the U.S. dollar and Euro as a portion of our financial assets and liabilities were denominated in such currencies. We are, therefore, exposed to foreign currency rate fluctuations, which may have a material adverse effect on our financial condition and results of operations. Also, as we expand to other foreign jurisdictions, there may be an increase in our foreign exchange exposure.
Regulatory Risks
Pharmaceutical products are subject to intense regulatory approval processes. Failure to comply with applicable regulatory requirements can, among other things, result in suspension of regulatory approvals, product recalls, seizure of products, operating restrictions, and criminal prosecution.
Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses, and in the case of biological products in the United States, that such product candidates are safe, pure and potent for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe available nonclinical or clinical data support the safety, purity, and potency (or efficacy) of our product candidates, such data may not be sufficient to obtain approval from the FDA and comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authorities, as the case may be, may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or may object to elements of our clinical development program.
•The FDA or comparable foreign regulatory authorities can delay, limit or deny approval of a product candidate for many reasons, including:
•such authorities may disagree with the design or execution of our clinical trials;
•negative or ambiguous results from our clinical trials or results may not meet the level of statistical significance or persuasiveness required by the FDA or comparable foreign regulatory agencies for approval;
•serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;
•the population studied in the clinical trial may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;
•such authorities may not accept clinical data from trials that are conducted at clinical facilities or in countries where the standard of care is potentially different from that of their own country;
•we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•such authorities may not agree that the data collected from clinical trials of our product candidates are acceptable or sufficient to support the submission of a BLA or other submission or to obtain regulatory approval in the United States or elsewhere, and such authorities may impose requirements for additional preclinical studies or clinical trials;
•such authorities may disagree with us regarding the formulation, labeling and/or the product specifications of our product candidates;
•approval may be granted only for indications that are significantly more limited than those sought by us, and/or may include significant restrictions on distribution and use;

•such authorities may find deficiencies in the manufacturing processes or facilities of the third-party manufacturers with which we contract for clinical and commercial supplies; or
•such authorities may not accept a submission due to, among other reasons, the content or formatting of the submission.
Moreover, if regulatory approval of a drug is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Failure to comply with applicable regulatory requirements can, among other things, result in suspension of regulatory approvals, product recalls, seizure of products, operating restrictions, and criminal prosecution. Further, government policy may change, and additional government regulations may be established that could prevent or delay regulatory approvals for our products. In addition, a marketed drug and its manufacturer are subject to continual review. Later discovery of previously unknown problems with the product or manufacturer may result in restrictions on such product or manufacturer, including withdrawal of the product from the market.
Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. The FDA and similar regulatory authorities in other countries may require further testing and surveillance programs to monitor the pharmaceutical product that has been commercialized. Noncompliance with applicable requirements can result in fines and other judicially imposed sanctions, including product withdrawals, product seizures, injunction actions, and criminal prosecutions.
The FDA and other governmental regulators have increased requirements for drug purity and have increased environmental burdens upon the pharmaceutical industry. Because pharmaceutical drug manufacturing is a highly regulated industry, requiring significant documentation and validation of manufacturing processes and quality control assurance prior to the approval of the facility to manufacture a specific drug, our manufacturing facilities may never become approved for the manufacture of our product candidate, or there can be considerable transition time between the initiation of a contract to manufacture a product and the actual initiation to manufacture that product. Any lag time in the initiation of a contract to manufacture products and the actual initiation of manufacturing could cause us to lose profits or incur liabilities.
The pharmaceutical regulatory regime in Europe and other countries is generally similar to that of the U.S. We could face similar risks in these other jurisdictions as the risks described above.
The design or execution of our clinical trials may not support regulatory approval.
The design or execution of a clinical trial can determine whether its results will support regulatory approval and flaws in the design or execution of a clinical trial may not become apparent until the clinical trial is well advanced. In some instances, there can be significant variability in safety or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of patient populations, adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. We do not know whether any Phase 2, Phase 3, or other clinical trials that we may conduct will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market our product candidate.
Further, the FDA and comparable foreign regulatory authorities will have some discretion in the approval process and in determining when or whether regulatory approval will be obtained for any of our product candidate. Our product candidate may not be approved even if they achieve their primary endpoints in future registration trials. The FDA or other regulatory authorities may disagree with our trial design and our interpretation of data from preclinical studies and clinical trials. In addition, any of these regulatory authorities may change requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal registration clinical trial that has the potential to result in approval by the FDA or another regulatory agency. In addition, any of these regulatory authorities may also approve a product candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials. The FDA or other regulatory authorities may not approve the labeling claims that we believe would be necessary or desirable for the successful commercialization of our product candidate.
Our operations and product candidate are subject to other government regulations in many jurisdictions, including manufacturing and testing regulations.
We are subject to government regulation in many jurisdictions. If we do not comply with healthcare, drug, manufacturing, and environmental regulations, among others, in such jurisdiction, our existing and future operations may be curtailed, and we could be subject to liability.
In addition to the regulatory approval process, we may be subject to regulations under local, provincial, state, federal, and foreign law, including, but not limited to, requirements regarding occupational health, safety, laboratory practices, healthcare fraud and abuse, environmental protection, and hazardous substance control, and may be subject to other present and future local, provincial, state, federal, and foreign regulations.

Securing regulatory approval for the marketing of therapeutics by the FDA in the U.S. and similar regulatory agencies in other countries is a long and expensive process, which can delay or prevent product development and marketing. Approval to market our product may be for limited applications or may not be received at all.
The product we anticipate manufacturing will have to comply with the FDA’s cGMP and other FDA and local government guidelines and regulations, including other international regulatory requirements and guidelines. Additionally, certain customers may require the manufacturing facilities we contract to adhere to additional manufacturing standards, even if the FDA does not require them. Compliance with cGMP regulations requires manufacturers to expend time, money, and effort in production, and to maintain precise records and quality control to ensure that the product meets applicable specifications and other requirements. The FDA and other regulatory bodies periodically inspect drug-manufacturing facilities to ensure compliance with applicable cGMP requirements. If the manufacturing facilities contracted by us fail to comply with the cGMP requirements, the facilities may become subject to possible FDA or other regulatory action and manufacturing at the facility could consequently be suspended. We may not be able to contract suitable alternative or back-up manufacturing facilities on terms acceptable to us or at all.
The FDA or other regulatory agencies may also require the submission of any lot of a particular product for inspection. If the lot product fails to meet the FDA requirements, then the FDA could take any of the following actions: (i) restrict the release of the product; (ii) suspend manufacturing of the specific lot of the product; (iii) order a recall of the lot of the product; or (iv) order a seizure of the lot of the product.
In addition, the ability of the FDA and other regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or other regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or other regulatory authorities’ ability to perform routine functions. Average review times at the FDA and other regulatory authorities have fluctuated in recent years as a result. If a prolonged government shutdown occurs, or if funding shortages, staffing limitations or similar factors hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, such events could significantly impact the ability of the FDA or other such regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
We have conducted, and may in the future conduct, clinical trials for pelareorep in sites outside the U.S. and the FDA may not accept data from trials conducted in such locations, which would be costly and time-consuming for us and cause delay or permanently halt our development of pelareorep.
We have conducted, and may in the future choose to conduct, clinical trials outside the U.S. The acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for regulatory approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, if the study was not otherwise subject to an IND, the FDA will not accept the data as support for an application for regulatory approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar requirements for clinical data gathered outside of their respective jurisdictions. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the relevant jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it may result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.
A Fast Track designation from the FDA, even if granted, may not lead to a faster development, regulatory review, or approval process, and does not increase the likelihood that our product candidate will receive marketing approval.
We have received Fast Track designations for the treatment of second-line KRAS-mutant MSS mCRC, advanced/metastatic unresectable PDAC using pelareorep in combination with atezolizumab, gemcitabine, and nab-paclitaxel, and for the treatment of mBC using pelareorep in combination with paclitaxel. We may seek additional Fast Track designations for our other programs. Fast Track designation is designed to facilitate the development and expedite the review of therapies to treat serious conditions and fill an unmet medical need. A clinical program that receives Fast Track designation may benefit from more frequent meetings and communications with the FDA to discuss development plans and ensure the collection of appropriate data needed to support approval.
The FDA has broad discretion on whether or not to grant Fast Track designation. Even if we believe a particular program is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Although we have received Fast Track designations for pelareorep, and even if we receive additional Fast Track designations for our product candidate related to testing in additional indications, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may also withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Furthermore, such a designation does not increase the likelihood that pelareorep will receive marketing approval in the U.S. Many product candidates that have received Fast Track designation have ultimately failed to obtain approval.
We may attempt to secure approval from the FDA through the use of the accelerated approval pathway. If we are unable to obtain such approval, we may be required to conduct additional clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary regulatory approvals. Even if we receive accelerated approval from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw any accelerated approval we have obtained.
We may in the future seek an accelerated approval for pelareorep. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that such product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit.
The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure, that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a measurement in a clinical trial that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. If such confirmatory studies fail to confirm the drug’s clinical benefit or are not completed in a timely manner, the FDA may withdraw its approval of the drug on an expedited basis. In addition, the United States Food and Drug Omnibus Reform Act of 2022 provided the FDA statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval, and additional oversight over confirmatory trials. Under these provisions, the FDA may, among other things, require a sponsor of a product seeking accelerated approval to have a confirmatory trial underway prior to such approval being granted.
There can be no assurance that after our evaluation of FDA feedback and other factors, we will decide to pursue or submit a BLA for accelerated approval or obtain any other form of expedited development, review, or approval. Furthermore, if we decide to submit an application for accelerated approval for pelareorep, there can be no assurance that such submission or application will be accepted or that any expedited development, review, or approval will be granted on a timely basis, or at all. The FDA could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review, or approval for pelareorep would result in a longer time period to commercialization of such product candidate, if any, could increase the cost of development of such product candidate, and could harm our competitive position in the marketplace.
Changes in tax laws or regulations, or differing interpretations of tax laws, could adversely affect our business, financial condition, and results of operations.
We are subject to income tax and other taxes in the U.S., Canada and other jurisdictions in which we operate. New tax laws or regulations could be enacted at any time, and existing laws could be interpreted or applied in a manner adverse to us. In recent years, significant changes have been made to tax laws in multiple jurisdictions. For example, the Tax Cuts and Jobs Act of 2017 requires taxpayers to capitalize and amortize research and development expenditures over five years for U.S. activities and 15 years for foreign activities, rather than deducting them in the year incurred. In addition, the OECD’s “Base Erosion and Profit Shifting” project (BEPS 2.0 or Pillar Two) could result in a 15% global minimum tax on profits of large multinational enterprises, though uncertainty exists regarding U.S. participation following executive action in January 2025.

Changes to the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and related rules and regulations promulgated thereunder, or other changes in laws, rules and regulations in other jurisdictions in which we operate, could adversely affect our ability to utilize certain tax attributes or deductions, our effective tax rate and/or future tax planning for Oncolytics and its subsidiaries, and any such changes could have prospective or retroactive application to us and/or our shareholders. Significant judgment is required in evaluating our tax positions, and the final determination of any tax audits or litigation could be materially different from our historical tax provisions, which could adversely affect our financial condition and results of operations.
Failure to meet regulatory or ethical expectations on environmental impact, including climate change, could adversely affect our business, financial condition, results of operations, cash flows, and prospects.
We believe that environmental issues may continue to become more material in the marketplace as the wider healthcare system embraces net-zero climate targets. The environmental targets and performance of our business may come under increased scrutiny by investors, governments, and non-governmental organizations. Environmental considerations are starting to become embedded in the public procurement of goods and services, including medicinal products and devices. Specific intermediates used to manufacture medicines, or those used as excipients or propellants, are coming under increased regulation and some may be subject to time-limited exemptions or potential phase-out. These developments could increase our operating and compliance costs and affect our ability to qualify for, obtain, or maintain required permits, registrations, or approvals. We also face transition risks as laws, regulations, and market expectations evolve, including potential carbon pricing or taxes, expanded emissions‑disclosure requirements, required upgrades to facilities or utility systems, and higher electricity and energy costs. Our suppliers may be subject to similar requirements and may pass increased costs to us.
In addition, the physical impacts of climate change could impact the resilience of our business operations and supply chain. Acute and chronic weather-related events (for example, storms, flooding, wildfires, heat waves, and drought) may damage facilities, disrupt utilities and logistics, and affect suppliers and partners, which could lead to delays, higher costs, and insurance impacts. The cumulative effect of these factors could be material and adversely affect our business, financial condition, results of operations, cash flows, and prospects.
Intellectual Property Risks
We rely on patents and proprietary rights to protect our technology. We cannot be assured that patents will be issued or that any patents issued to, or licensed by us, will not be challenged, invalidated, infringed, or circumvented, or that the rights granted thereunder will provide continuing competitive advantages to us if we are unable to enforce from use by competitors.
Our success will depend, in part, on our ability to obtain patents, maintain trade secret protection, and operate without infringing the rights of third parties. We have received granted patents in countries throughout the world, including the U.S., Canada, Europe, and Japan. We file our applications for patents in the U.S. and under the Patent Cooperation Treaty, allowing us to subsequently file in other jurisdictions. Our success will depend, in part, on our ability to obtain, enforce, and maintain patent protection for our technology in Canada, the U.S., and other countries. We cannot be assured that patents will be issued from any pending applications or that claims now or in the future, if any, allowed under issued patents will be sufficiently broad to protect our technology. In addition, no assurance can be given that any patents issued to, or licensed by us, will not be challenged, invalidated, infringed, or circumvented, or that the rights granted thereunder will provide continuing competitive advantages to us.
The patent positions of pharmaceutical and biotechnology firms, including us, are generally uncertain and involve complex legal and factual questions. In addition, it is not known whether any of our current research endeavors will result in the issuance of additional patents in Canada, the U.S., or elsewhere, or if any patents already issued will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the U.S. and Canada may be maintained in secrecy until at least 18 months after filing of the original priority application, and since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, we cannot be certain that we or any licensor were the first to create inventions claimed by pending patent applications or that we or the licensor were the first to file patent applications for such inventions. Loss of patent protection could lead to generic competition for our product candidate, and others in the future, which would materially and adversely affect our financial prospects for our product candidate.
Similarly, since patent applications filed before November 29, 2000 in the U.S. may be maintained in secrecy until the patents issue or foreign counterparts, if any, publish, we cannot be certain that we or any licensor were the first creator of inventions covered by pending patent applications or that we or such licensor were the first to file patent applications for such inventions. There is no assurance that our patents, if issued, would be held valid or enforceable by a court or that a competitor’s technology or product would be found to infringe such patents.

Accordingly, we may not be able to obtain and enforce effective patents to protect our proprietary rights from use by competitors. If other such parties obtain patents for certain information relied on by us in conducting our business, then we may be required to stop using, or pay to use, certain intellectual property, and as such, our competitive position and profitability could suffer as a result.
Third parties may choose to file patent infringement claims against us, and defending ourselves from such allegations may be costly, time-consuming, distracting to management, and could materially affect our business and operations.
Our development and commercialization activities, as well as any product candidate or product resulting from these activities, may infringe patents and other intellectual property rights of third parties under which we do not hold sufficient licenses or other rights. Additionally, third parties may be successful in obtaining patent protection for technologies that cover development activities in which we are already engaged. Third parties may own or control these patents and intellectual property rights in the U.S. and abroad. These third parties may have substantially greater financial resources than us and could bring claims against us that could cause us to incur substantial expenses to defend against these claims and, if successful against us, could cause us to pay substantial damages. Further, if a patent infringement or other similar suit were brought against us, we could be forced to stop or delay development, manufacturing, or sales of the product or product candidate that is the subject of the suit. Intellectual property litigation in the biopharmaceutical industry is common, and we expect this trend to continue.
As a result of patent infringement or other similar claims, or to avoid potential claims, we may choose or be required to seek a license from a third party and be required to pay license fees or royalties, or both. These licenses may not be available on acceptable terms, or at all. Even if we were able to obtain a license, the rights may be non-exclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms, if at all, or if an injunction is granted against us, which could harm our business significantly.
If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology, product and business could be adversely affected.
In addition to patented technology, we rely upon unpatented proprietary technology, processes, and know-how. However, these types of trade secrets can be difficult to protect, and we may not be successful in protecting our trade secrets and confidential information.
Confidentiality agreements that we maintain with respective parties may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known, including through a potential cybersecurity breach, or may be independently developed by competitors. If we are unable to protect the confidentiality of our proprietary information and know-how, competitors may be able to use this information to develop products that compete with our product, which could adversely impact our business.
Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed, which may have an adverse effect on our business.
Because we rely on third parties to research and develop and to manufacture pelareorep, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, consulting agreements or other similar agreements with our advisors, employees, third-party contractors, and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business. Moreover, enforcing a claim that a third party illegally obtained and is using any of our trade secrets is expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the U.S. are sometimes less willing to protect trade secrets. If we choose to go to court to stop a third party from using any of our trade secrets, we may incur substantial costs. These lawsuits may consume our time and other resources even if we are successful. These lawsuits also may impact our ability to pursue agreements with third parties in the future.

If we do not obtain protection under the Hatch-Waxman Amendments and similar foreign legislation for extending the term of patents covering our product candidate, our business may be materially harmed.
Depending upon the timing, duration, and conditions of FDA marketing approval of pelareorep, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. However, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents, or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for pelareorep will be shortened. If this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.
Intellectual property rights are limited and do not necessarily address all potential threats to our business that could materially affect our financial condition, results of operations, and prospects.
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business. The following examples are illustrative:
•others may be able to make compounds or formulations that are similar to pelareorep but that are not covered by the claims of any patents, should they issue, that we own or control;
•we might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own or control;
•we might not have been the first to file patent applications covering certain of our inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•it is possible that our pending patent applications will not lead to issued patents;
•issued patents that we own or control may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges;
•our competitors might conduct research and development activities in the U.S. and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights and then use the information learned from such activities to develop competitive drugs for sale in our major commercial markets;
•we may not develop additional proprietary technologies that are patentable; and
•the patents of others may have an adverse effect on our business.
Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations, and prospects.
Developments in patent law could have a negative impact on our business.
From time to time, authorities in the U.S., the European Union, and other government authorities may change the standards of patentability, and any such changes could have a negative impact on our business. For example, in the U.S., the Leahy-Smith America Invents Act (the “America Invents Act”) included a number of significant changes to U.S. patent law. These changes included a transition from a “first-to-invent” system to a “first-to-file” system, changes to the way issued patents are challenged, and changes to the way patent applications are disputed during the examination process. As a result of these changes, patent law in the U.S. may favor larger and more established companies that have greater resources to devote to patent application filing and prosecution. The U.S. Patent and Trademark Office (the “USPTO”) has developed new and untested regulations and procedures to govern the full implementation of the America Invents Act, and many of the substantive changes to patent law associated with the America Invents Act, and, in particular, the first-to-file provisions became effective on March 16, 2013. Substantive changes to patent law associated with the America Invents Act may affect our ability to obtain patents, and if obtained, to enforce or defend them. Also, case law may have a substantial impact on the way patents are prosecuted, examined, and litigated. This also affects the scope of protection that is available in a specific jurisdiction.
Developments of patent law in other jurisdictions may impact our business. For example, it is currently not clear what impact the planned introduction of the Unified Patent Court in the European Union will have. Patents that are valid and enforceable under the current system may be considered invalid and/or unenforceable under the new system. Also, patents may be invalidated not just in one single jurisdiction, but across multiple countries of the European Union in one single trial.

Our success depends on our ability to obtain and maintain protection for our intellectual property and our proprietary technologies and to avoid infringing the rights of others.
Our commercial success depends in part on our ability to obtain and maintain patent, trademark, trade secret, and other intellectual property protection for our product candidate and proprietary technologies, as well as our ability to operate without infringing upon the proprietary rights of others.
We have applied, and we intend to continue applying, for patents covering important aspects of our product candidate, proprietary technologies and their uses as we deem appropriate. However, the patent prosecution process is expensive, time-consuming and complex, and we may not be able to apply for patents on certain aspects of our current or future product candidates and proprietary technologies in a timely fashion, at a reasonable cost, in all jurisdictions, or at all. Our patent applications cannot be enforced against third parties unless, and until, patents are issued from such applications. Even after such patents are issued, the patents can only be enforced to the extent that the issued claims cover the invention as claimed. The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our actual or potential future collaborators or licensors will be successful in protecting our product candidate and proprietary technologies by obtaining and defending patents.
If we cannot adequately obtain, maintain and enforce our intellectual property rights and proprietary technology, competitors may be able to use our technologies or the goodwill we have acquired in the marketplace and erode or negate any competitive advantage we may have and our ability to compete, which could harm our business and ability to achieve profitability and/or cause us to incur significant expenses. Failure to obtain, maintain and/or enforce intellectual property rights necessary to our business and failure to protect, monitor and control the use of our intellectual property rights could negatively impact our ability to compete and cause us to incur significant expenses. The intellectual property laws and other statutory and contractual arrangements in the U.S. and other jurisdictions we depend upon may not provide sufficient protection in the future to prevent the infringement, use, violation or misappropriation of our patents, trademarks, data, technology and other intellectual property rights and products by others, and may not provide an adequate remedy if our intellectual property rights are infringed, misappropriated or otherwise violated by others.
Other Business Risks
The biotechnology industry is extremely competitive and if our competitors develop and market products that are more effective, safer, or less expensive than our product candidate, our business could be adversely impacted.
Technological competition in the pharmaceutical industry is intense and we expect competition to increase. Other companies are conducting research on therapeutics involving innate and adaptive immune responses as well as other novel treatments or therapeutics for the treatment of cancer which may compete with our product. Many of these competitors are more established, benefit from greater name recognition, and have substantially greater financial, manufacturing, technical, marketing, drug development, and human resources than us. In addition, many of these competitors have significantly greater experience in undertaking research, preclinical studies, and human clinical trials of new pharmaceutical products, obtaining regulatory approvals, manufacturing, and marketing such products. In addition, there are several other companies and products with which we may compete from time to time, and which may have significantly better and larger resources than we do. Accordingly, our competitors may succeed in manufacturing and/or commercializing products more rapidly or effectively, which could have a material adverse effect on our business, financial condition, or results of operations.
Moreover, we face increased competition from other companies that are using AI in drug discovery and development. Some competitors may be able to more quickly and effectively identify and develop novel product candidates compared to us and our business partners, which could impair our ability to compete effectively and have a material adverse effect on our business, results of operations and financial condition.
Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. In addition, the biopharmaceutical industry is characterized by rapid technological change. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our technologies or product candidate obsolete, less competitive, or not economical.
We anticipate that we will face increased competition in the future as new products enter the market and advanced technologies become available. There can be no assurance that existing products or new products developed by our competitors will not be more effective, or be more effectively manufactured, marketed, and sold, than any that may be developed or sold by us. Competitive products may render our product candidate obsolete and uncompetitive prior to recovering research, development, or commercialization expenses incurred with respect to any such product.

Our product candidate may fail or cause harm, subjecting us to product liability claims that we may not adequately be protected against.
Use of our product during current clinical trials may entail the risk of product liability. Our clinical trial liability insurance may not provide full protection against all risks. Given the scope and complexity of the clinical development process, the uncertainty of product liability litigation, and the shrinking capacity of insurance underwriters, it is not possible at this time to assess the adequacy of current clinical trial coverage, nor the ability to secure continuing coverage at the same level and at reasonable cost in the foreseeable future.
In addition, the sale and commercial use of our product entails risk of product liability. We currently do not carry any product liability insurance for this purpose. There can be no assurance that we will be able to obtain appropriate levels of product liability insurance prior to any sale of our pharmaceutical product. An inability to obtain insurance on economically feasible terms or to otherwise protect against potential product liability claims could inhibit or prevent the commercialization of products developed by us. The obligation to pay any product liability claim or a recall of a product could have a material adverse effect on our business, financial condition, and future prospects.
We will likely partner with or rely on third parties to market our product. Failure to successfully market our product would have a material adverse effect on our revenue.
Our primary activity to date has been research and development, and we have no experience in marketing or commercializing products. We will likely partner with or rely on third parties to market our product, assuming that they receive regulatory approvals. If we partner with or rely on third parties to market our product, the commercial success of such product will be subject to a number of risks that may be outside of our control, including:
•competition in relation to alternative treatments, including efficacy advantages and cost advantages;
•perceived ease of use;
•the availability of coverage or reimbursement by third-party payors;
•uncertainties regarding marketing and distribution support; and
•distribution or use restrictions imposed by regulatory authorities.
Moreover, there can be no assurance that physicians, patients, or the medical community will accept our product, even if it proves to be safe and effective and is approved for marketing by the FDA and other regulatory authorities. A failure to successfully market our product would have a material adverse effect on our revenue.
Interim, “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data. If the interim, top-line, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, pelareorep may be harmed, which could harm our business, operating results, prospects, or financial condition.
From time to time, we may publicly disclose interim, “top-line”, or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Top-line or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the top-line or preliminary data we previously published. As a result, top-line and preliminary data should be viewed with caution until the final data are available.
From time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common shares.
Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions, or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.
If the interim, top-line, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, pelareorep may be harmed, which could harm our business, operating results, prospects, or financial condition.
Our product candidate, or the introduction of new products, may require new technologies, including new manufacturing processes, and the emergence of new industry standards may render our product and technologies obsolete, less competitive, or less marketable, which may have a material adverse effect on our business.
The pharmaceutical industry is characterized by rapidly changing markets, technology, emerging industry standards, and frequent introduction of new products. The introduction of new products embodying new technologies, including new manufacturing processes, and the emergence of new industry standards may render our product and technologies obsolete, less competitive, or less marketable. The process of developing our product is extremely complex and requires significant continuing development efforts, and third-party commitments. Production and utilization of our product may require the development of new manufacturing technologies and expertise. The impact on our business in the event that new manufacturing technologies and expertise are required to be developed is uncertain. There can be no assurance that we will successfully meet any of these technological challenges or others that may arise in the course of development. Our failure to develop new technologies and products and the obsolescence of existing technologies could adversely affect our business.
We may be unable to anticipate changes in our potential customer requirements that could make our existing technology obsolete. Our success will depend, in part, on our ability to continue to enhance our existing technologies, develop new technology that addresses the increasing sophistication and varied needs of the market, and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of our proprietary technology entails significant technical and business risks. We may not be successful in using our new technologies or exploiting our niche markets effectively, or adapting our businesses to evolving customer or medical requirements or preferences or emerging industry standards.
Changes in methods of pelareorep manufacturing or formulation may result in additional costs or delay, and may jeopardize our ability, or our strategic partners’ ability, to commence product sales and generate revenue.
As pelareorep is developed through preclinical to late-stage clinical trials toward approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives or be acceptable to the FDA or similar regulatory authorities in other countries. Any of these changes could cause pelareorep to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay the completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidate and jeopardize our ability, or our strategic partners’ ability, to commence product sales and generate revenue.
We rely on third-party manufacturers to produce our clinical product supply and on other third parties to test, package, store, monitor, and transport bulk drug substance and drug product. We and our third-party partners may encounter difficulties with respect to these activities that could delay or impair our ability to initiate or complete our clinical trials, which could materially harm our business.
We do not currently own or operate any manufacturing facilities. We rely on a contract manufacturer to source suitable raw materials and produce sufficient quantities of pelareorep for preclinical testing and clinical trials, in compliance with applicable regulatory and quality standards. If we are unable to arrange for such third-party manufacturing sources or materials are not available in a timely manner, or fail to do so on commercially reasonable terms, we may not be able to successfully produce sufficient supply of pelareorep or we may be delayed in doing so. The manufacture of biopharmaceutical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. The process of manufacturing pelareorep is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, vendor or operator error, contamination and inconsistency in yields, variability in product characteristics, and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, and other supply disruptions. If microbial, viral, or other contaminations are discovered in our product candidate or in the third-party manufacturing facilities in which our product candidate are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Any failure by our third-party manufacturers to comply with applicable regulatory and quality standards or any failure to deliver sufficient quantities of product candidate in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of our product candidate.

To date, we have relied upon a contract manufacturer to manufacture small quantities of pelareorep. The manufacturer may encounter difficulties in scaling up production, including production yields, quality control, and quality assurance. Only a limited number of manufacturers can supply therapeutic viruses and failure by the manufacturer to deliver the required quantities of pelareorep on a timely basis at a commercially reasonable price may have a material adverse effect on us. We have completed a program for the development of a commercial process for manufacturing pelareorep and have filed a number of patent applications related to the process. There can be no assurance that we will successfully obtain sufficient patent protection related to our manufacturing process.
In addition to third-party manufacturers, we rely on other third parties to test, package, store, monitor, and transport bulk drug substance and drug product. If we are unable to arrange for such third-party sources, or fail to do so on commercially reasonable terms, we may not be able to successfully supply sufficient product candidate or we may be delayed in doing so. Such failure or substantial delay could materially harm our business.
We rely on third parties to produce and provide suitable raw materials for pelareorep production, packaging, and testing. If we are unable to arrange for sufficient supply or if materials are not available in a timely manner or on commercially reasonable terms, that could delay or impair our ability to manufacture pelareorep or complete product or clinical sample testing.
We rely on contract manufacture and testing facilities to source required materials for production and evaluation of pelareorep, as well as testing of clinical trial-related samples. As a result, we have less control over the supply timing and cost of these materials than if we sourced these materials directly. In addition, these are often specialized materials, and third-party suppliers may also encounter challenges in producing, testing, or distributing materials that can impact delivery quantities and timeframes. If we are unable to arrange for sufficient supply or if materials are not available in a timely manner or on commercially reasonable terms, we may not be able to successfully produce sufficient supply of pelareorep or we may be delayed in doing so. If we are unable to arrange for appropriate testing materials or they are not available in a timely manner, we may be unable to execute some clinical trial testing or we may be delayed in doing so.
We rely on third parties to monitor, support, conduct, and oversee clinical trials of the product candidate that we are developing and, in some cases, to maintain regulatory files for our product candidate. We may not be able to obtain regulatory approval for our product candidate that may result from our development efforts if we are not able to maintain or secure agreements with such third parties on acceptable terms, if these third parties do not perform their services as required or in accordance with protocols or legal or regulatory requirements, or if these third parties fail to timely transfer any regulatory information held by them to us.
We rely on entities outside of our control, which may include clinical and research consultants, academic institutions, and CROs, to perform, monitor, support, conduct, and oversee preclinical studies and clinical trials of pelareorep. As a result, we have less control over the timing and cost of these studies and the ability to recruit trial subjects than if we conducted these trials with our own personnel.
If we are unable to maintain or enter into agreements with these third parties on acceptable terms, or if any such engagement is terminated prematurely, we may be unable to enroll patients on a timely basis or otherwise conduct our trials in the manner we anticipate. In addition, there is no guarantee that these third parties will devote adequate time and resources to our studies or perform as required by our contract or in accordance with regulatory requirements, including maintenance of clinical trial information regarding our product candidate. If these third parties fail to meet expected deadlines, fail to transfer to us any regulatory information in a timely manner, fail to adhere to protocols, or fail to act in accordance with regulatory requirements or our agreements with them, or if they otherwise perform in a substandard manner or in a way that compromises the quality or accuracy of their activities or the data they obtain, then clinical trials of our product candidate may be extended or delayed with additional costs incurred, or our data may be rejected by the FDA, EMA, or other regulatory agencies. Ultimately, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities.
If we or any of our CROs fail to comply with applicable regulatory regulations, the clinical data generated in our clinical trials may be deemed unreliable, and our submission of marketing applications may be delayed, or we may be required to perform additional clinical trials before approving our marketing applications. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and increase our costs. Moreover, our business may be implicated if any of our CROs violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.
If any of our clinical trial sites terminate for any reason, we may experience the loss of follow-up information on patients enrolled in our ongoing clinical trials unless we are able to transfer the care of those patients to another qualified clinical trial site. Further, if our relationship with any of our CROs is terminated, we may be unable to enter into arrangements with alternative CROs on commercially reasonable terms, or at all. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines.
We are subject to the restrictions and conditions of the PanCAN Therapeutic Accelerator Award Agreement. Failure to comply with this agreement may adversely affect our financial condition and results of operations.
We received a grant from PanCAN to fund a Phase 1/2 pancreatic cancer study investigating pelareorep in combination with modified FOLFIRINOX. If we are found to have used any grant proceeds for purposes other than intended or is in violation of the terms of the grant, then we may be required to repay the grant proceeds received. A failure to maintain compliance with the grant may require us to reimburse all or a portion of the PanCAN grant, which may cause a halt or delay in ongoing operations, which may adversely affect our financial condition and operating results.
Negative developments in the field of immuno-oncology, in particular, viral immunotherapy, could damage public perception of pelareorep and negatively affect our business.
The commercial success of pelareorep depends in part on public acceptance of the use of cancer immunotherapies, and in particular, viral immunotherapy. Adverse events in clinical trials of pelareorep or in clinical trials of similar products and the resulting publicity, as well as any other negative developments in the field of immuno-oncology that may occur in the future, including in connection with competitor therapies, could result in decreased acceptance of and demand for pelareorep. These events could also result in the suspension, discontinuation, or clinical hold of or modification to our clinical trials. If public perception is influenced by claims that the use of viral immunotherapies are unsafe, whether related to pelareorep or to competitors’ products, pelareorep may not be accepted by the general public or the medical community, and potential clinical trial participants may be discouraged from enrolling in our trials. In addition, responses by national or state governments to negative public perception may result in new legislation or regulations that could limit our ability to develop or commercialize any product candidate, obtain or maintain regulatory approval or otherwise achieve profitability. More restrictive statutory regimes, government regulations, or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of pelareorep or demand for any product we may develop. As a result, we may not be able to continue or may be delayed in conducting our development programs.
Pelareorep is an oncolytic virus and, as such, adverse developments related to vaccines for viral diseases or in clinical trials of other virus-based oncolytic immunotherapy products may result in a disproportionately negative effect on the perception of pelareorep compared to other products in the field of immuno-oncology that are not based on viruses. Future negative developments in the field of immuno-oncology or the biopharmaceutical industry could also result in greater governmental regulation, stricter labeling requirements, and potential regulatory delays in the testing or approval of pelareorep. Any increased scrutiny could delay or increase the costs of obtaining marketing approval for pelareorep.
We may experience difficulties in expanding our operations successfully and managing future growth, which could negatively affect our business, operations and prospects.
Our future financial performance and our ability to commercialize pelareorep and compete effectively will depend, in part, on our ability to successfully expand our operations and manage any future growth, which could result from advancements in pelareorep and potential other future product candidates, conducting an increased number of clinical trials (including across multiple indications and jurisdictions), and entry into and management of a larger number of relationships with third parties and collaborators. Our ability to manage our growth effectively will require us to continue to implement and improve our operational, financial and management systems. We will need to expand, train and motivate our employee base, and select, contract with, monitor and coordinate an expanded group of third parties and collaborators. This will likely result in higher operating expenses, as well as increased external spend and contractual obligations associated with additional clinical trials and collaborations. As our pipeline and clinical trial count increase, we may experience delays in clinical trial initiation or enrollment, protocol deviations, higher costs, data integrity or quality issues, manufacturing or supply interruptions, or challenges meeting regulatory requirements across geographies. There can be no assurance that we will be able to manage such growth effectively, that our management, personnel, or systems will be adequate to support our operations, that our third parties and collaborators will perform as expected, comply with applicable contractual and regulatory requirements, or continue their engagements or that we will be able to achieve the ability to generate the levels of funding commensurate with the increased levels of operating expenses associated with this growth. Inability to deal with this growth could have a material adverse impact on our business, operations and prospects.

Our failure to comply with data protection laws and regulations could lead to government enforcement actions, which could include civil or criminal penalties, private litigation, and/or adverse publicity and could negatively affect our operating results and business.
We are subject to complex laws and regulations that address privacy and data security. The legislative and regulatory landscape for data protection continues to evolve, and in recent years there has been an increasing focus on privacy and data security issues. In the U.S., numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of health-related and other personal information. For example, on January 1, 2020, the State of California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which provided new data privacy rights for consumers and new operational requirements for companies, which may increase our compliance costs and potential liability. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act (the “CPRA”), which generally went into effect on January 1, 2023, significantly amends the CCPA. It imposes additional data protection obligations on covered companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also created a new California data protection agency specifically tasked to issue substantive regulations and enforce the CCPA and CPRA, which has increased regulatory scrutiny of covered businesses in the areas of data protection and security. Additional compliance investment and potential business process changes may also be required. Similar laws have passed in other states, and continue to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the U.S. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.
In addition, in the course of our business, we may obtain health information from third parties that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”). Although we are not directly subject to HIPAA, other than potentially with respect to providing certain employee benefits, we could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA and/or HITECH.
We could also be negatively impacted by existing and proposed laws and regulations, as well as government policies and practices related to cybersecurity, data privacy, data localization, and data protection outside of the U.S., such as the General Data Protection Regulation (“GDPR”), in the European Union. The GDPR extends the geographical scope of European Union data protection law to non-European Union entities under certain conditions, tightened existing European Union data protection principles, and created new obligations for companies and new rights for individuals. The GDPR may increase our responsibility and potential liability in relation to personal data that we process, expose us to substantial potential fines, and increase our compliance costs. The GDPR could also cause our development costs to increase in connection with clinical trials we are currently conducting and/or may conduct in the future in the European Union for our product and product candidate. Further, recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the European Union to the U.S. As well, from January 1, 2021, the GDPR and the United Kingdom (“UK”) GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law.
In March 2022, the U.S. and European Union announced a new regulatory regime intended to replace the invalidated regulations. In October 2022, President Biden signed an Executive Order on ‘Enhancing Safeguards for United States Signals Intelligence Activities’ which introduced new redress mechanisms and binding safeguards to address the concerns raised by the Court of Justice of the European Union in relation to data transfers from the European Economic Area (“EEA”) to the U.S. and which formed the basis of the new EU-US Data Privacy Framework (“DPF”), as released in December 2022. The European Commission adopted its Adequacy Decision in relation to the DPF in July 2023, rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. To the extent we are unable to transfer personal data between and among regions in which we operate or intend to operate as a result of regulatory authorities issuing further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, it could affect the manner in which we operate and could adversely affect our financial results.
Failure to comply with data protection laws and regulations both within and outside of the U.S. could result in government enforcement actions, which could include civil or criminal penalties, private litigation, and/or adverse publicity and could negatively affect our operating results and business.

Our operations, results of operations, financial condition and reputation may be materially impacted by significant disruptions to our IT systems or those of any of our CROs, manufacturers, other contractors or consultants or potential future collaborators, including disruptions from cybersecurity breaches of our IT infrastructure.
We rely on IT networks and systems, including those of third-party service providers, to support critical operations and to process, transmit, and store confidential information, such as personally identifiable information and proprietary business data. In particular, we depend on our IT infrastructure for a variety of functions, including financial reporting, data management, and email communications. All IT systems are vulnerable to outages due to fire, floods, power loss, telecommunications failures, terrorist attacks, sabotage, cyberattacks and similar events.
The evolving cybersecurity risks that threaten the confidentiality, integrity, and availability of our IT systems and confidential information include diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as diverse attack vectors, such as social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error, and as a result of bugs, misconfigurations or exploited vulnerabilities in software or hardware. The ever-increasing use and evolution of technology, including cloud-based computing and AI, creates new and potentially unknown security vulnerabilities and risk.
A significant cyberattack or incident that impacts the availability, integrity or confidentiality of our IT systems or confidential data could cause serious business interruption, information theft of confidential information, or reputational damage due to, among other things, industrial espionage attacks, malware or other cyberattacks, any of which could lead to legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts that cause us to lose existing or future customers, and/or significant incident response, system restoration or remediation and future compliance costs.
Despite the implementation of network security measures and disaster recovery plans, our IT systems, and those of third parties on which we rely, remain vulnerable to cyberattacks and other security incidents. If we or our vendors are unable, or are perceived as unable, to prevent such outages and breaches, our operations, results of operations, financial condition and reputation may be materially impacted. Because we make extensive use of third party service providers, significant cyberattacks that disrupt or compromise third-party IT systems could materially impact our operations and results.
We expect that cybersecurity risks and threats will accelerate for the foreseeable future due to the rapidly evolving nature and sophistication of these threats. Threat actors are also increasingly using techniques and tools, including AI, that circumvent controls, evade detection and even remove forensic evidence. As a result, there is no guarantee that we can effectively detect, respond recover from future attacks or incidents, or avoid a material adverse impact to our systems, confidential data or business. Our cyber liability insurance may not be sufficient to cover the financial, legal, business, or reputational losses that may result from an interruption or breach of our systems.
Use of AI could give rise to legal and regulatory risk and liability, breaches of data security and privacy, and loss of trade secrets or other intellectual property.
We, directly or through third parties that we rely on, may adopt, use or incorporate AI technology and capabilities into the IT systems or software that we use in our business and operations. The regulatory framework for AI technologies is rapidly evolving as many federal, state and foreign government bodies and agencies have introduced or are currently considering laws and regulations to ensure the ethical use, privacy, and security of AI solutions and the data processed thereby. In addition, existing laws and regulations may be interpreted in ways that would affect the use of AI in our business. The misuse of AI solutions in contravention of these laws and regulations, our internal policies, other applicable laws, such as data protection laws, or contractual requirements may give rise to legal and regulatory risk and liability, lead to the loss of trade secrets or other intellectual property, result in reputational harm, or lead to outcomes with unintended biases or other consequences. The misuse of AI solutions could also result in unauthorized access and use of personal data of our employees, clinical trial participants, collaborators, or other third parties. Any of these events could have a material adverse effect on our business, competitive position, financial condition and results of operation.
The increasing use of social media platforms could give rise to liability, regulatory actions, breaches of data security, harm to our business or reputational damages.
Social media is increasingly being used to communicate about our clinical development programs and the diseases our product candidate is being developed to treat. We intend to utilize appropriate social media in connection with communicating about our development programs. Social media practices in the biopharmaceutical industry continue to evolve and regulations relating to such use are not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media channels to report an alleged adverse event during a clinical trial. When such disclosures occur, we may fail to monitor and comply with applicable adverse event reporting obligations, or we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our investigational product candidate. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website, or a risk that a post on a social networking website by any of our employees may be construed as inappropriate promotion. If any of these events were to occur or we otherwise failed to comply with applicable regulations, we could incur liability, face regulatory actions, or incur other harm to our business or reputation.
We may be subject to claims that our employees, consultants, or independent contractors have wrongfully used or disclosed confidential information of third parties.
We have received confidential and proprietary information from collaborators, prospective licensees, and other third parties. In addition, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies. We may be subject to claims that we or our employees, consultants, or independent contractors have inadvertently or otherwise used or disclosed confidential information of these third parties or our employees’ former employers. We may also be subject to claims that former employees, collaborators, or other third parties have an ownership interest in our patents or other intellectual property. We may be subject to ownership disputes in the future arising, for example, from conflicting obligations of consultants or others who are involved in developing our drug candidate. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management and employees.
Our employees, independent contractors, principal investigators, CROs, consultants, and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading, which could result in legal action or governmental investigations against us that may have a material adverse effect on our business, results of operations, financial condition and reputation.
We are exposed to the risk that our employees, independent contractors, principal investigators, CROs, consultants, and vendors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or unauthorized activities that violate: (1) FDA regulations, including those laws that require the reporting of true, complete, and accurate information to the FDA, (2) manufacturing standards, (3) federal and state healthcare fraud and abuse laws and regulations, or (4) laws that require the reporting of true and accurate financial information and data. Specifically, sales, marketing, and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and if we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal, and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid, and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
Future legal proceedings and the impact of any finding of liability or damages could adversely impact our business, financial condition and results of operations.
From time to time, we may be named as a defendant in various legal actions or other proceedings, including class action lawsuits. Certain of these actions include, and future actual or threatened legal actions may include, claims for substantial and indeterminate amounts of damages, or may result in other results adverse to us.
The results of possible future legal proceedings cannot be predicted with certainty. Accordingly, we cannot determine whether our insurance coverage would be sufficient to cover the costs or potential losses, if any. Regardless of merit, litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention. If we do not prevail in future legal proceedings, we may be faced with significant monetary damages or injunctive relief against us that may materially and adversely affect our business, financial condition, and results of operations.

We may fail to achieve and maintain adequate internal control over financial reporting pursuant to the requirements of the Sarbanes-Oxley Act and equivalent Canadian legislation.
During our most recent fiscal year we documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) and equivalent Canadian legislation. SOX requires an annual assessment by management of the effectiveness of our internal control over financial reporting (“ICFR”) and an attestation report by our independent auditors addressing this assessment, if applicable. We may fail to achieve and maintain the adequacy of our ICFR assessment as such standards are modified, supplemented, or amended from time to time, and we may not be able to ensure that we can conclude, on an ongoing basis, that we have effective ICFR in accordance with Section 404 of SOX. Our failure to satisfy the requirements of Section 404 of SOX on an ongoing, timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of the common shares or the market value of our other securities. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Future acquisitions of companies, if any, may provide us with challenges in implementing the required processes, procedures, and controls in our acquired operations. No evaluation can provide complete assurance that our ICFR assessment will detect or uncover all failures of persons to disclose material information otherwise required to be reported by us. The effectiveness of our processes, procedures, and controls could also be limited by simple errors or faulty judgments. In addition, if we expand, the challenges involved in implementing appropriate ICFR framework will increase and will require that we continue to improve our ICFR.
Effective January 1, 2026, we no longer qualified for foreign private issuer status under U.S. federal securities law. Accordingly, we will likely incur additional expenses associated with compliance with the U.S. securities law applicable to U.S. domestic issuers.
As a foreign private issuer, we were exempt from certain provisions of the U.S. federal securities law. The determination of foreign private issuer status is made annually on the last business day of an issuer’s most recently completed second fiscal quarter. During our most recent assessment, we determined that we no longer qualify as a foreign private issuer. Accordingly, subsequent to January 1, 2026, we are required to file with the SEC periodic reports and registration statements on U.S. domestic issuer forms, which are more detailed and extensive than the forms available to a foreign private issuer. We will also have to mandatorily comply with U.S. federal proxy requirements, and our officers, directors, and principal shareholders are subject to the short-swing profit disclosure and recovery provisions of Section 16 of the Exchange Act. In addition, we are no longer able to rely upon exemptions from certain corporate governance requirements under the Nasdaq listing rules. As a U.S. listed public company that no longer qualifies as a foreign private issuer, we expect to incur significant additional legal, accounting, and other expenses that we did not incur as a foreign private issuer, and accounting, reporting, and other expenses in order to maintain a listing on a U.S. securities exchange. These rules and regulations could also make it more difficult for us to attract and retain qualified members of our Board and more expensive to procure director and officer liability insurance.
As a “smaller reporting company,” we are permitted to provide scaled disclosures, which may make our securities less attractive to investors and, if we cease to qualify, could increase our costs and divert management attention.
We currently qualify as a “smaller reporting company” under SEC rules, which allows us to provide reduced disclosures in our SEC filings, including, among other things, providing less extensive narrative disclosure, reduced executive compensation disclosure, and, in some cases, two years (rather than three) of audited financial statements. While these accommodations lower our compliance costs, some investors may view scaled disclosure as less comprehensive or less comparable to the information provided by larger public companies, which could reduce analyst coverage, limit institutional investor interest, adversely affect liquidity and increase the volatility of our common shares.
Our status as a smaller reporting company depends on the market value of our voting and non‑voting common equity held by non‑affiliates and our annual revenues measured at prescribed dates. If we fail to continue to qualify, we would become subject to more expansive disclosure and compliance requirements, which would increase legal, accounting, and administrative costs and could require additional resources, internal processes, and controls. Transitioning between reporting regimes (whether due to changes in our public float, revenues, or future amendments to SEC rules) may also require significant effort and expense and could divert management’s attention from our business. Furthermore, if we misapply the eligibility criteria or related accommodations, we could face delays in our SEC filings, regulatory scrutiny, or litigation, any of which could adversely affect our business, financial condition, results of operations, and the market price of our common shares.
We are likely a “passive foreign investment company” which may have adverse U.S. federal income tax consequences for U.S. holders.
U.S. holders of our common shares should be aware that we were likely classified as a passive foreign investment company (“PFIC”) during our most recently completed tax year, and based on current business plans and financial expectations, we expect that we will be a PFIC for the current tax year and may be a PFIC in future taxable years. If we are a PFIC for any year during a U.S. holder’s holding period of our common shares, then such U.S. holder generally will be required to treat any gain realized upon a disposition of our common shares, or any “excess distribution” received on our common shares, as ordinary income, and to pay an interest charge on a portion of such gain or distribution, unless the U.S. holder makes a timely and effective qualified electing fund election (“QEF Election”) or a mark-to-market election with respect to our common shares. A U.S. holder who makes a QEF Election generally must report on a current basis its share of our net capital gain and ordinary earnings for any year in which we are a PFIC, whether or not we distribute any amounts to our shareholders. A U.S. holder who makes the mark-to-market election generally must include as ordinary income each year the excess of the fair market value of our common shares over the taxpayer’s adjusted tax basis therein.
Barbados law differs from the laws in effect in Canada and the U.S. and may afford less protection to holders of our securities.
Certain of our assets and intellectual property are held by our wholly owned subsidiary, Oncolytics Biotech (Barbados) Inc., which is organized under the laws of Barbados. It may not be possible to enforce court judgments obtained in Canada or the U.S. against Oncolytics Biotech (Barbados) Inc. in Barbados based on the civil liabilities provisions of applicable securities laws. In addition, there is some doubt as to whether the courts of Barbados would recognize or enforce judgments of courts in Canada or the U.S. obtained against us or our directors or officers based on the civil liabilities provisions of Canadian and U.S. securities laws or hear actions against us or those persons based on such laws.
Because we are a Canadian company and some of our directors and officers are residents outside the U.S., it may be difficult for investors in the U.S. to enforce civil liabilities against us based solely upon the federal securities laws of the U.S.
We are a Canadian company, with our principal place of business in Canada. As of December 31, 2025, some of our directors and officers, including our Chief Financial Officer, are residents outside of the U.S. and a significant portion of our assets are located outside the U.S. Consequently, it may be difficult for U.S. investors to effect service of process within the U.S. upon us or these directors or officers who are not residents of the U.S., or to realize in the U.S. upon judgments of courts of the U.S. predicated upon civil liabilities under the U.S. Securities Act of 1933, as amended. Investors should not assume that Canadian courts (1) would enforce judgments of U.S. courts obtained in actions against us or such directors or officers predicated upon the civil liability provisions of the U.S. federal securities laws or the securities or “blue sky” laws of any state within the U.S. or (2) would enforce, in original actions, liabilities against us or such directors or officers predicated upon the U.S. federal securities laws or any such state securities or “blue sky” laws. In addition, the protections afforded by Canadian securities laws may not be available to investors in the U.S.
Our success is dependent on our key employees and collaborators, as well as our ability to attract, retain and motivate highly qualified scientific personnel.
Our ability to develop the product will depend, to a great extent, on our ability to attract and retain highly qualified scientific personnel and to develop and maintain relationships with leading research institutions. Intense competition for attracting key skill-sets may limit our ability to retain and motivate key personnel on acceptable terms. We are highly dependent on the principal members of our management staff as well as our advisors and collaborators, the loss of whose services might impede the achievement of development objectives. The persons working with us are affected by a number of influences outside of our control. In the U.S., the SEC recently adopted mandatory clawback rules which requires listed companies to adopt a clawback policy providing for recovery of incentive-based compensation awarded to executive officers if we are required to prepare an accounting restatement resulting from material noncompliance with financial reporting requirements. There is the potential that new compensation rules will make it more difficult for us to attract and retain executive officers. The loss of key employees and/or key collaborators may affect the speed and success of product development.
Public health epidemics and pandemics have adversely affected and could in the future adversely affect our business, results of operations, and financial condition.
Our business could be adversely affected by public health epidemics and pandemics, such as the COVID-19 pandemic, in regions where we have offices, manufacturing facilities, concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of clinical trial sites, third party manufacturers and CROs upon whom we rely. The extent to which a public health epidemic or pandemic may impact our operations and those of our suppliers, collaborators, service providers, and healthcare organizations will depend on developments that are highly uncertain, including the duration of the outbreak and any related government actions.
As a result of the COVID-19 pandemic, we experienced, and as a result of future pandemics we may in the future experience, disruptions that could severely impact our business, results of operations, and financial condition. These disruptions can include the following:
•the imposition of shelter-in-place orders and work-from-home policies that could affect our research and development activities and access to our laboratory space;

•negative impacts on our clinical trials as a result of delays in site initiation, patient screening, patient enrollment, and monitoring and data collection;
•slower response times by the FDA and comparable foreign regulatory agencies for the review and potential approvals of our product candidate applications; and
•negative impacts on the global supply chain which may affect our ability to obtain sufficient materials for our product candidate.
The potential impacts or delays on our or our collaborators’ businesses, our clinical trials, healthcare systems, or the global economy as a whole could have a material adverse impact on our business, results of operations, and financial condition.
Common Shares Risk
Our stock price is subject to volatility, and, as a result, our stockholders’ investment in our stock could decline in value and we could be subject to securities litigation.
The market price of our common shares may be volatile. Volatility may affect the ability of holders of our common shares to sell the common shares at an advantageous price. Market price fluctuations in our common shares may be due to our operating results failing to meet the expectations of securities analysts or investors in any quarter, downward revision in securities analysts’ estimates, governmental regulatory action, adverse change in general market conditions or economic trends, acquisitions, dispositions or other material public announcements by us or our competitors, along with a variety of additional factors, including, without limitation, those set forth under this section “Item 1A. Risk Factors” in this Annual Report. In addition, from time to time, the market price for securities in the stock markets, including the Nasdaq, experience significant price and trading fluctuations that often has been unrelated or disproportionate to changes in a company’s underlying operating performance. These broad market fluctuations may adversely affect the market price of our common shares and, as a result, our stockholders’ investment in our stock could decline in value.
In addition, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in response to volatility in the price of our common shares. Regardless of the merits or the ultimate results of such litigation, securities litigation brought against us could result in substantial costs and divert our management’s attention from other business concerns.
If we fail to meet all applicable Nasdaq Capital Market requirements and Nasdaq determines to delist our common shares, the delisting could adversely affect the market liquidity of our common shares and the market price of our common shares could decrease and our ability to access the capital markets could be negatively impacted.
Our common shares are listed on the Nasdaq Capital Market. We must satisfy the continued listing requirements of the Nasdaq Capital Market, in order to maintain the listing of our common shares on the Nasdaq Capital Market. On February 13, 2025, we received a delinquency notification letter (the “Notice”) from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the prior 30 consecutive business days, the closing bid price for our ordinary shares listed on the Nasdaq Capital Market was below the minimum $1.00 per share required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The Notice provided that we had a period of 180 calendar days from the date of the Notice, or until August 12, 2025 (the “Notice Period”), to regain compliance with the minimum bid price requirement. The receipt of the Notice had no immediate effect on our business operations or the listing of our common shares, which continued to trade uninterrupted on the Nasdaq under the ticker “ONCY.” During the Notice Period, the bid price of our ordinary shares closed at or above $1.00 per share for a minimum of 10 consecutive business days, and accordingly, Nasdaq provided written confirmation of compliance to us.
However, we may receive similar delinquency notices in the future if we fail to continue to meet the Nasdaq’s listing standards requirements. In that event, if we fail to regain compliance during the specified cure period, we may be eligible for additional time to regain compliance. To qualify, we would be required to meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, except for the minimum bid price requirement. In addition, we would be required to notify Nasdaq of our intent to cure the deficiency during the second compliance period. There can be no assurance that we will be able to regain or subsequently maintain compliance with the Nasdaq continued listing requirements, and if we are unable to regain or maintain compliance with the continued listing requirements, our securities may be delisted from Nasdaq, which could reduce the liquidity of our common shares materially and result in a corresponding material reduction in the price of our common shares. Delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees, suppliers and business development opportunities. Such a delisting likely would impair your ability to sell or purchase our common shares when you wish to do so. Further, if we were to be delisted from Nasdaq, our common shares may no longer be recognized as a “covered security” and we would be subject to regulation in each state in which we offer our securities. Thus, delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly impact the ability of investors to trade our securities and would negatively impact the value and liquidity of our common shares.
Our stockholders may experience dilution as a result of future equity offerings or other equity issuances.
In order to finance future operations and development efforts, we expect to raise funds through the issue of common shares or securities convertible into common shares. We cannot predict the size of future issuances of common shares, or securities convertible into common shares, or the effect, if any, that future issuances of our common shares will have on the market price of our common shares. Any transaction involving the issuance of previously authorized but unissued shares, or securities convertible into shares, may result in dilution, possibly substantial, to present and prospective holders of shares.
We do not anticipate paying cash dividends for the foreseeable future.
We have not declared or paid any dividends since our incorporation. We intend to retain earnings, if any, to finance the growth and development of our business and we do not intend to pay cash dividends on our common shares in the foreseeable future.
Domestication Risks
We are in the process of domestication into a U.S. company incorporated in the State of Nevada. The rights of shareholders as they currently exist under British Columbia law will be different from their rights under Nevada law, which will, in some cases, provide less protection to stockholders following the Domestication.
Upon consummation of the Domestication, our shareholders will subsequently become stockholders of a Nevada corporation. There are material differences between the Business Corporations Act (British Columbia) (the “BCBCA”) and the Nevada Revised Statutes (the “NRS”), and our current articles of incorporation and bylaws as a BCBCA corporation and our proposed charter and bylaws as a Nevada corporation.
For example, under the BCBCA, certain extraordinary corporate actions, such as continuances, certain amalgamations, sales, leases or other dispositions of all or substantially all of the undertaking of a company (other than in the ordinary course of business), liquidations, dissolutions and certain arrangements, are required to be approved by a special majority of the company’s shareholders, and specifies that a company’s articles set the requirement for a special majority as two-thirds of the votes cast by shareholders; whereas under Nevada law, a majority of shares outstanding is typically required for approval. Furthermore, shareholders under the BCBCA are entitled to dissent with respect to a number of extraordinary corporate actions, including an amalgamation, certain amendments to a corporation’s articles of incorporation or the sale of all or substantially all of a corporation’s assets, whereas under Nevada law, stockholders are only entitled to dissenter’s rights for certain mergers or consolidations. As shown by the examples above, stockholders of our Company post-Domestication, in certain circumstances, may be afforded less protection under the NRS than they had as shareholders under the BCBCA.
Our proposed bylaws following the Domestication designates certain courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.
Our proposed bylaws, which would be effective upon the consummation of the Domestication, provides that the Eighth Judicial District Court of the State of Nevada, in Clark County, Nevada shall, to the fullest extent permitted by law, be the sole and exclusive forum for (1) any derivative action or proceeding brought on behalf of the Company, (2) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, stockholder, employee or agent of the Company to the Company or the stockholders, (3) any action or proceeding asserting a claim arising pursuant to the NRS, our proposed charter or bylaws, (4) any proceeding to interpret, apply, enforce or determine the validity of our proposed charter or bylaws, (5) any internal action (as defined in NRS Section 78.046) and any action or proceeding as to which NRS Title 7 confers jurisdiction to the District Courts of the State of Nevada, or (6) any action asserting a claim governed by the internal affairs doctrine. The proposed bylaws further provide that the federal district courts of the U.S. are the sole and exclusive forum for the resolution of any claim asserting a cause of action under the Securities Act. Notwithstanding the foregoing, this exclusive forum provision shall not apply to suits brought to enforce any liability or duty created by the Exchange Act, or any other claim for which the federal courts of the U.S. have exclusive jurisdiction. To the fullest extent permitted by law, any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock following the Domestication will be deemed to have notice of, and consented to, the provisions of our proposed bylaws described in this paragraph. This choice-of-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our proposed bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and operating results.

The Domestication will result in additional direct and indirect costs whether or not completed.
The Domestication will result in additional direct costs to us. We will incur legal fees, accountants’ fees, filing fees, mailing expenses, taxes and financial printing expenses in connection with the Domestication. The Domestication may also result in certain indirect costs by diverting the attention of our management and employees from the day-to-day management of the business, which may result in increased administrative costs and expenses.
The Domestication may result in adverse tax consequences for U.S. holders and non-U.S. holders of our common shares.
It is intended that the Domestication, along with our previous jurisdictional change from the Province of Alberta to the Province of British Columbia in Canada (together with the Domestication, the “Redomiciliation Transaction”) qualify as one or more reorganizations within the meaning of Section 368(a)(l)(F) of the Code (collectively, an “F Reorganization”). However, we have not sought, and do not intend to seek, any ruling from the U.S. Internal Revenue Service (“IRS”) with respect to the qualification of the Redomiciliation Transaction as an F Reorganization. No assurance can be given that the IRS will agree with the views expressed herein, or that a court will not sustain any challenge by the IRS in the event of litigation. If the Redomiciliation Transaction fails to qualify as an F Reorganization, a U.S. holder of our common shares generally would recognize gain or loss with respect to its shares in an amount equal to the difference, if any, between the fair market value of the corresponding common shares following Domestication (the “Oncolytics Nevada Common Shares”) received in the Redomiciliation Transaction and the U.S. holder’s adjusted tax basis in its common shares surrendered.
Assuming that the Redomiciliation Transaction qualifies as an F Reorganization, U.S. holders generally will be subject to Section 367(b) of the Code. A U.S. holder whose common shares, on the date of the Redomiciliation Transaction, have a fair market value of less than $50,000 and who, on the date of the Redomiciliation Transaction, beneficially owns (actually or constructively) less than 10% of the total combined voting power of all classes of our stock entitled to vote and less than 10% of the total value of all classes of our stock generally will not recognize any gain or loss and will not be required to include any part of our earnings and profits in income as a result of the Redomiciliation Transaction. A U.S. holder whose public shares, on the date of the Redomiciliation Transaction, have a fair market value of $50,000 or more and, who on the date of the Redomiciliation Transaction, beneficially owns (actually or constructively) less than 10% of the total combined voting power of all classes of our stock entitled to vote and less than 10% of the total value of all classes of our stock generally will recognize gain (but not loss) in respect of the Redomiciliation Transaction as if such U.S. holder exchanged its common shares for Oncolytics Nevada Common Shares in a taxable transaction, unless such U.S. holder elects, in accordance with applicable U.S. treasury regulations, to include in income, as a deemed dividend deemed paid by us, the “all earnings and profits amount” (as defined in the U.S. treasury regulations under Section 367 of the Code) attributable to the public shares held directly by such U.S. holder. A U.S. holder who, on the day of the Redomiciliation Transaction, beneficially owns (actually or constructively) 10% or more of the total combined voting power of all classes of our stock entitled to vote or 10% or more of the total value of all classes of our stock, generally will be required to include in income, as a deemed dividend deemed paid by us, the “all earnings and profits amount” attributable to the common shares held directly by such U.S. holder as a result of the Redomiciliation Transaction. We expect to have a deficit in earnings and profits on the date of the Redomiciliation Transaction. However, it is possible that, notwithstanding our expectations, the amount of our cumulative net earnings and profits could be positive through the date of the Redomiciliation Transaction. Therefore, there can be no assurance that we will have a deficit in earnings and profits on the date of the Redomiciliation Transaction.
Non-U.S. holders will generally become subject to withholding tax at 30% (unless reduced under any applicable U.S. income tax treaty) on any distributions or deemed distributions treated as dividends for U.S. federal income tax purposes paid on Oncolytics Nevada Common Shares after the Redomiciliation Transaction.
The amount of corporate tax payable by us will be affected by the value of our property on the date of the Domestication.
For Canadian tax purposes, we will be deemed to have a year end immediately prior to the Domestication and will also be deemed to have sold all of our property and received the fair market value for those properties. We do not expect that we will be subject to any Canadian taxation on this deemed disposition. However, we will be subject to an additional corporate emigration tax equal to 5% of the amount by which the fair market value of our property, net of liabilities, exceeds the paid-up capital of our issued and outstanding shares, which may result if the price of our common shares increases or the exchange rate were to change significantly. Further, it is possible that the Canadian federal tax authorities may not accept our valuations or calculations of our tax accounts, which may result in additional taxes payable as a result of the Domestication. As is customary, when a Canadian federal tax liability depends largely on factual matters, we have not applied to the Canadian federal tax authorities for a ruling on such matters and do not intend to do so.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 1C. CYBERSECURITY
Description of Processes for Assessing, Identifying and Managing Cybersecurity Risks
We maintain a cybersecurity risk management program, which uses technology and governance, risk, and compliance processes to help mitigate risks from cybersecurity threats, with our management team working to monitor, assess, identify, manage and respond to potential cybersecurity incidents that threaten us. The program also focuses on security awareness and training for employees and contractors with access to our facilities or systems. We also maintain technology and non-technology-based system controls, cybersecurity insurance, a robust backup program, and disaster recovery testing to mitigate these risks.
Our cybersecurity risk management program is integrated into our overall enterprise risk management (“ERM”) framework and includes, but is not limited to, the following:
1.Risk Assessment Process: As part of our overall ERM strategy, management reviews our risk register at least twice per year. Management presents the risk register to the Board annually and includes our assessment of cybersecurity risks. We conduct regular cybersecurity risk assessments using industry-standard frameworks such as the U.S. National Institute of Standards and Technology, Cybersecurity Framework, and Center for Internet Security controls tailored for our specific environment. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use such standards as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. These assessments help us identify potential vulnerabilities and prioritize our mitigation efforts.
2.Threat Detection and Response: We maintain layered controls based on defense‑in‑depth principles, meaning we implement multiple, independent layers of technical, administrative, and physical safeguards so that if one control fails, additional measures help detect, mitigate, or prevent cybersecurity threats. Our controls include endpoint detection, network monitoring, identity and access management, backup and recovery capabilities, and vulnerability scanning.
We maintain an incident response plan that outlines procedures for detecting, containing, investigating, remediating, and escalating cybersecurity events. Cybersecurity events are evaluated using defined severity criteria—including operational impact, data sensitivity, service disruption, and financial or regulatory exposure—to determine materiality. Events meeting escalation thresholds are promptly reported to management and, when applicable, to the Audit Committee for oversight. At least once per year, we run a tabletop simulation to evaluate our incident response plan.
3.Third-Party Risk Management: To mitigate supply chain risks, we assess and monitor the cybersecurity practices of our key vendors and partners based on their criticality to our operations and risk profile.
4.Employee Training and Awareness: We provide ongoing cybersecurity awareness training for employees and contractors, including phishing simulations and targeted training on social engineering, data protection and secure technology use.
We periodically engage third-party cybersecurity specialists to evaluate our controls, conduct penetration testing, perform risk assessments, and provide recommendations to enhance our security posture.
Management’s Role in Assessing and Managing Cybersecurity Risks
Our cybersecurity risk management and strategy processes for assessing, identifying, and managing material risks from cybersecurity threats are primarily the responsibility of our virtual Chief Information Security Officer (“CISO”) function. Our CISO reports directly to the Chief Financial Officer (“CFO”) and has over 25 years of experience in the field. He holds various industry-leading certifications along with a Master of Laws in cybersecurity and privacy law. Our CFO, who oversees cybersecurity risks as part of our ERM, is a Chartered Professional Accountant and holds a Master of Legal Studies with a focus on the biotechnology industry, regulatory frameworks, and financial governance. His responsibilities have included extensive interaction with regulators, auditors, and external stakeholders, and he has significant experience managing the complex financial compliance obligations applicable to publicly traded companies.
The CFO works closely with the CISO to regularly brief the management team on key cybersecurity risks, threat activity, incident trends, vulnerability scan results, third-party risks, and program enhancements.

Board of Directors’ Oversight of Risks from Cybersecurity
Our Board, primarily through the Audit Committee, oversees our cybersecurity risks as part of our broader risk oversight responsibilities. The Audit Committee receives cybersecurity reports and updates quarterly, and typically includes:
•Results of cybersecurity risk assessments;
•Incident reports and materiality evaluations, should they arise; and
•Updates to cybersecurity strategy, policies, trends and control enhancements.
The CISO and CFO jointly deliver reports to the Audit Committee, and management provides the full Board with an annual update on cybersecurity developments, emerging risks, and program maturity.
Prior Cybersecurity Incidents
We are not aware of any previous cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our operations, results of operations, financial condition and reputation. Despite the security and risk management measures that we have implemented through our cybersecurity risk management program, and any additional measures we may implement or adopt in the future, our facilities and systems, and those of our third-party service providers, remain vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, scams, burglary, human errors, acts of vandalism, misdirected wire transfers, or other malicious or criminal activities. A successful attack on our information or operational technology systems could have material consequences to our operations, financial condition, or reputation. A successful attack could also impact our intellectual property and potentially expose critical clinical and personal data. While we devote resources to our cybersecurity risk management program to protect our systems and information, these measures cannot provide absolute security. See “Item 1A. Risk Factors–Our operations, results of operations, financial condition and reputation may be materially impacted by significant disruptions to our IT systems or those of any of our CROs, manufacturers, other contractors or consultants or potential future collaborators, including disruptions from cybersecurity breaches of our IT infrastructure.” for additional information about the risks to our business associated with a breach or compromise to our IT systems. We acknowledge that cybersecurity threats are constantly evolving, and we remain vigilant in our efforts to protect our systems and data.

ITEM 2. PROPERTIES
Our principal executive offices are located at 4350 Executive Drive, Suite 325, San Diego, California, U.S. We lease these premises, which consist of approximately 4,030 square feet, pursuant to a lease that expires in June 2029. We also lease additional office space in Calgary, Alberta, Canada, and Bridgetown, Barbados. We believe that our facilities are adequate for our current needs and that suitable additional space will be available if and when needed on acceptable terms. We do not own or lease any other office space or manufacturing facilities and do not have any current plans to construct or acquire any such facilities.

ITEM 3. LEGAL PROCEEDINGS
From time to time, we may be involved in legal proceedings, claims and litigation arising in the ordinary course of business, including contract disputes, employment matters and intellectual property disputes. We are not currently party to any material legal proceedings or claims outside the ordinary course of business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
Market Information
Our common shares trade on the Nasdaq Capital Market in the U.S. under the ticker symbol “ONCY.” In connection with the Domestication, our stockholders will be issued common stock, par value $0.001 per share, and our common stock will be traded on the Nasdaq Capital Markets under the same ticker symbol “ONCY.”
Number of Record Holders
As of March 23, 2026, we had 45 holders of record of our common shares. This does not include persons or entities whose common shares are held in nominee or “street” name through various brokerage firms.
Dividend Policy
We have not declared or paid any dividends since our incorporation. We intend to retain earnings, if any, to finance the growth and development of our business and we do not intend to pay cash dividends on our common shares in the foreseeable future. The payment of future cash dividends, if any, will be reviewed periodically by the Board and will depend upon, among other things, conditions then existing including earnings, financial condition, and capital requirements, restrictions in financing agreements, business opportunities and conditions, and other factors.
Recent Sales of Unregistered Securities
During the year ended December 31, 2025, we issued 3,301,699 common shares to consultants valued at $3,746, or a weighted-average price of $1.13 per share, as partial or total consideration for services received.
Purchases of Equity Securities by the Company
We did not purchase any of our common shares or other equity securities during the fourth quarter ended December 31, 2025.
Exchange Controls
There are no governmental laws, decrees or regulations in Canada that restrict the export or import of capital, including foreign exchange controls, or that affect the remittance of dividends, interest or other payments to non-resident holders of the securities of the Company, other than Canadian withholding tax.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item is included in Item 11 of this Annual Report under the heading “Securities Authorized for Issuance Under Equity Compensation Plans,” and is incorporated herein by reference.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those set forth in the section titled “Item 1A. Risk Factors” of this Annual Report, our actual results could differ materially from the results described in or implied by these forward-looking statements. Please also see the section titled “Cautionary Statement Regarding Forward-Looking Statements.”
All references to the terms “we,” “our,” “us,” “the Company,” and “Oncolytics” may refer, as the context requires, to Oncolytics Biotech Inc., or collectively to Oncolytics Biotech Inc. and its subsidiaries. Unless otherwise indicated, all references to “$” and “dollars” in this management’s discussion and analysis of financial condition and results of operations mean thousands of U.S. dollars.
Company Overview
We are a clinical-stage biopharmaceutical company developing pelareorep, a well-tolerated intravenously delivered immunotherapeutic agent that selectively replicates in RAS-mutated tumors and activates the innate and adaptive immune systems and weakens tumor defense mechanisms. This improves the ability of the immune system to fight cancer, making tumors more susceptible to a broad range of oncology treatments.
Pelareorep is a proprietary isolate of reovirus, a naturally occurring, non-pathogenic double-stranded RNA (“dsRNA”) virus commonly found in environmental waters. Pelareorep has shown promising results in changing the tumor microenvironment (“TME”). This creates a more immunologically favorable TME, making the tumor more susceptible to various treatment combinations. These treatments include chemotherapies, checkpoint inhibitors, and other immuno-oncology approaches such as CAR T therapies, bispecific antibodies, and RAS or CDK4/6 inhibitors. Pelareorep induces a new army of tumor-reactive T cells, helps these cells to infiltrate the tumor through an inflammatory process, and upregulates the expression of PD-1/PD-L1. By priming the immune system with pelareorep, we believe we can increase the proportion of patients who respond to various cancer treatments, including immunotherapies, especially in cancers where existing treatment regimens have failed or provided limited benefit.
As our clinical development program advances, we anticipate pelareorep's ability to enhance innate and adaptive immune responses within the TME will play an increasingly important role. This greatly increases opportunities for expanding our clinical program, business development, and partnering opportunities to address gastrointestinal cancers in combination with various therapies. We believe this approach has the most promise for generating clinically impactful data and offers the most expeditious path to regulatory approval.
Our primary focus is to position pelareorep as a platform immunotherapy for the treatment of gastrointestinal (“GI”) cancers and advance our GI programs to registration-enabled clinical studies. We are exploring opportunities for registrational programs and investigator-sponsored trials in metastatic colorectal cancer, second-line or later anal cancer, and metastatic pancreatic cancer.
Going Concern
We have not been profitable since our inception and expect to continue to incur substantial losses as we continue research and development efforts. We do not expect to generate significant revenues until and unless pelareorep becomes commercially viable. We expect our current cash resources to be able to fund near-term milestones, but they are not sufficient to fund our planned operations over the next 12 months from the date of issuance of our consolidated financial statements included in this Annual Report. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising additional financing. Management believes that the actions presently being taken to raise additional capital provide the opportunity for us to continue as a going concern. While we believe in the viability of our strategy and our ability to raise additional funds, there can be no assurance that additional liquidity will be available under acceptable terms or at all. Furthermore, if we are unable to obtain additional financing when required, there can be no assurance that we will be able to sufficiently reduce or eliminate our planned expenditures to extend our operating runway. See further discussion in “Capital Requirements.”

Program Development Updates and Outlook
The following are the development updates and outlook for each of our programs for the year ended December 31, 2025, through to the date of this Annual Report.
Clinical Trial Program
Second-line metastatic colorectal cancer (“mCRC”)
In 2025, we filed for Fast Track Designation for pelareorep in combination with bevacizumab and FOLFIRI for the treatment of patients with Kirsten rat sarcoma (“KRAS”)-mutant, microsatellite-stable (“MSS”) mCRC in the second-line setting. The application was supported by clinical data demonstrating a 33% objective response rate (“ORR”) for pelareorep-based therapy compared to approximately 10% ORR with standard-of-care11 in this patient population. In addition, pelareorep combination therapy was associated with a median progression free survival (“PFS”) of 16.6 months, compared to 5.7 months with standard-of-care12, and a median overall survival (“OS”) of 27 months, compared to 11.2 months with standard-of-care13. The FDA granted our application awarding Fast Track Designation for this indication in 2026.
Randomized Phase 2 second-line mCRC study
In 2026, we launched a randomized Phase 2 study evaluating second-line RAS-mutated (which includes KRAS) MSS mCRC patients. Patients will receive either the control arm of bevacizumab (Avastin®) and FOLFIRI or the experimental arm of pelareorep, bevacizumab, and FOLFIRI. We expect to initiate the first study site in late March 2026 and provide preliminary data by year-end.
Second-line or later squamous cell carcinoma of the anal canal (“SCAC”)
GOBLET Cohort 4
Pelareorep is being studied in combination with atezolizumab in the rare, but deadly, relapsed, unresectable SCAC indication.
Throughout 2025, we continued to enroll patients in GOBLET Cohort 4. In January 2026, we reported updated clinical data from patients with third-line SCAC. The data showed four of 14 evaluable third-line patients receiving pelareorep and atezolizumab achieved objective responses, resulting in an ORR of approximately 29%. These responses included two complete responses and two partial responses. The median duration of response (“DOR”) is approximately 17 months (67 weeks), indicating both depth and durability of clinical benefit in a heavily pretreated population. In historical third-line SCAC studies,
11 Bennouna J. Lancet Oncol (14):29-37, 2013 / Iwamoto S. Ann Oncol. Jul;26(7); 1427-33, 2015
12 Bennouna J. Lancet Oncol (14):29-37, 2023
13 Bennouna J. Lancet Oncol (14):29-37, 2023

objective response rates are typically approximately 10% or less14, with limited durability. In the second-line setting, pelareorep and atezolizumab achieved a 30% ORR, more than doubling the 13.8% ORR that was approved by the FDA for the current standard of care therapy15. We are no longer enrolling patients in Cohort 4 and will continue to monitor patients on the study and provide a final analysis once sufficient data has been collected.
Potential second-line or later SCAC registrational study
We expect to meet with the FDA in mid-April of 2026 to align on the design of a single-arm registrational study in second-line or later SCAC in the U.S. Due to the challenging treatment options for these patients, we believe a clinical trial of under 100 patients will be sufficient for FDA approval.
First-line metastatic pancreatic ductal adenocarcinoma (“mPDAC”)
GOBLET Cohort 5
In a randomized two-arm cohort, pelareorep is being evaluated in combination with modified FOLFIRINOX with or without atezolizumab to gain greater clarity regarding the contribution of the checkpoint inhibitor to the efficacy achieved in GOBLET Cohort 1. In that cohort, pelareorep combined with gemcitabine/nab-paclitaxel and atezolizumab achieved a 62% ORR in 13 evaluable patients. GOBLET Cohort 5 is supported by the Pancreatic Cancer Action Network (“PanCAN”) Therapeutic Accelerator Award for up to $5 million.
We received regulatory approval in the first quarter of 2025 to allow GOBLET Cohort 5 to progress to full enrollment following a positive safety review and presented the safety run-in results at the 2025 American Society of Clinical Oncology (“ASCO”) Gastrointestinal Cancers Symposium.
In the first quarter of 2026, we made the determination that we had sufficient patients enrolled in Cohort 5 that would allow us to properly analyze the combinations being tested in the cohort. We expect to present preliminary analysis of the data in the second half of 2026 once survival data has matured sufficiently.
GOBLET Cohort 1
Clinical data from GOBLET Cohort 1 was presented at the 2025 ASCO Annual Meeting, which highlighted pelareorep's mechanism of action in PDAC, offering new insights into how pelareorep, our immunotherapy, stimulates multiple arms of the immune system and primes tumors for treatment. Highlights from the poster included:
–Pelareorep initiates the expansion of reovirus-specific T cells that are associated with favorable clinical responses at week 24.
–Pelareorep increases cytokines and chemokines associated with altering the tumor microenvironment to allow anti-viral and anti-tumor T cells to attack the tumor.
–The presence of tumor-infiltrating lymphocytes clones in the blood before treatment and the expansion of these clones in the blood post-treatment are associated with favorable clinical responses.
Potential first-line pancreatic cancer registration study
We participated in a Type C meeting with the FDA in the fourth quarter of 2025 and agreed on the key elements of a Phase 3 trial of pelareorep in combination with standard-of-care therapy for the first-line treatment of mPDAC. This trial would evaluate pelareorep and gemcitabine/nab-paclitaxel with or without a checkpoint inhibitor compared to chemotherapy alone. The primary endpoint of the study is overall survival, and PFS and ORR are secondary endpoints. We remain in active discussions with potential partners to supply a checkpoint inhibitor and fund our proposed first line PDAC study. Until we enter into a transaction agreement with a partner, we do not expect to advance this study on our own and plan to focus our resources on other high-value indications that provide a more efficient path to registration for pelareorep.
14 Marabelle et al. Pembrolizumab for previously treated advanced anal squamous cell carcinoma: results from the non-randomised, multicohort, multicentre, phase 2 KEYNOTE-158 study. Lancet Gastroenterol Hepatol. 2022 May;7(5):446-454. doi: 10.1016/S2468-1253(21)00382-4.
15 Rao S, et al. A phase II study of retifanlimab (INCMGA00012) in patients with squamous carcinoma of the anal canal who have progressed following platinum-based chemotherapy (POD1UM-202). ESMO Open. 2022 Aug;7(4):100529. doi: 10.1016/j.esmoop.2022.100529. Epub 2022 Jul 8

Gastrointestinal Tumor Scientific Advisory Board Established
In support of our mCRC and SCAC clinical programs, we formed our Gastrointestinal Tumor Scientific Advisory Board, a group of leading oncology experts assembled to guide our clinical and regulatory strategy for developing pelareorep as a treatment for GI cancers.
In 2026, our clinical objectives will primarily revolve around our mCRC and second-line or later SCAC programs. We are actively evaluating multiple strategic partnership options and continue to engage with collaborators, academic partners, and other stakeholders to determine the most effective path forward for pelareorep.
Manufacturing and Process Development
While we currently have sufficient drug product supply to support our clinical development program, we continued our activities to expand our production capabilities as we focus on advancing our active drug substance and finished drug product towards registration and commercial readiness. In 2025, we executed a cGMP production run, completed an engineering and cGMP drug product fill with a secondary fill/finish supplier, and began a formal assessment of the drug substance production process in preparation for performance qualification. We also incurred storage and distribution costs to maintain our product supply. Ongoing bulk manufacturing and expanded filling capabilities are both part of the planned process validation. Process validation is required to ensure that the resulting product meets the specifications and quality standards and will form part of our submission to regulators, including the FDA, for product approval.
In 2026, our manufacturing program will focus on preparatory activities for validation of our drug substance production process, additional drug product manufacture to support the clinical program, and supply distribution for our ongoing and planned studies.
Intellectual Property
At December 31, 2025, we had 137 patents, including 11 U.S. and 7 Canadian patents, and issuances in other jurisdictions. We have an extensive patent portfolio covering pelareorep and formulations that we use in our clinical trial program. We also have patents covering methods for manufacturing pelareorep and screening for susceptibility to pelareorep. These patent rights extend to at least the end of 2031. We are continuing to analyze additional patent protections and have placed an emphasis on patent extension strategy and growing our patent portfolio. In addition, we have submitted new patent applications that we expect to extend certain patent protections and grant new rights into the 2040s.
Financing Activity
During the year ended December 31, 2025, we sold 15,437,705 common shares pursuant to at-the-market (“ATM”) offering agreements for gross proceeds of $12,529 at an average price of $0.81, resulting in net proceeds of $11,767 after issuance costs of $762 (including commissions of $376). In addition, we issued 7,562,152 common shares pursuant to the SEPA Arrangement (defined below) for cash proceeds of $2,348.
From January 1, 2026 to March 23, 2026, we sold 7,446,574 common shares pursuant to an ATM offering agreement for gross proceeds of $7,861 at an average price of $1.06. We received net proceeds of $7,625 after commissions of $236.
Cash Resources
As of December 31, 2025, we had cash and cash equivalents of $5,202 (see “Liquidity and Capital Resources”).
Other Corporate Matters
On October 20, 2025, we filed a Registration Statement on Form F-4 with the U.S. Securities and Exchange Commission (as amended by Amendment No. 1 to Form F-4, as filed on December 5, 2025) that included a management circular, prospectus and other relevant documents related to various proposals contained therein. It included plans to hold a Special Meeting of Shareholders to vote on, among other things, a series of transactions that will change the jurisdiction of Oncolytics from the Province of Alberta in Canada to the State of Nevada in the U.S. (the “Domestication”). On January 15, 2026, all resolutions described in this registration statement were approved by our shareholders. On March 17, 2026, as part of the Domestication process, we changed our jurisdiction of incorporation to the Province of British Columbia in Canada. We expect the Domestication to become effective on or around March 31, 2026.
Components of Results of Operations
Research and Development Expenses (“R&D”)
Our R&D expenses consist primarily of costs incurred to conduct research and development on pelareorep, including clinical trial expenses, manufacturing and related process development expenses, personnel-related expenses, translational science expenses, and other R&D expense. Clinical trial expenses include regulatory and consulting activities, contract research organization expenses, data management expenses, and other costs associated with our clinical trial program. Manufacturing and related process development (“M&P”) expenses include product manufacturing and process development activities. Product manufacturing expenses include third-party direct manufacturing costs, quality control testing, filling, labeling, packaging, and storage costs. Process development expenses include costs associated with studies examining components of our manufacturing and analytical processes and costs associated with planned process validation and related conformity testing. Translational science expenses are intended to expand our intellectual property related to pelareorep and identify potential licensing opportunities arising from our technology base. Personnel-related expenses include salaries and wages, stock-based compensation, and other employee-related expenses.
General and Administrative Expenses (“G&A”)
Our G&A expenses consist primarily of public company-related expenses, personnel-related expenses, intellectual property expenses, office expenses, lease expense and depreciation. Public company-related expenses include investor, media, and public relations, marketing communications, business development, financial advisory activities, legal and accounting fees, corporate insurance, director fees and transfer agent costs, and other fees relating to our U.S. and Canadian stock listings (we voluntarily delisted from the Toronto Stock Exchange in August 2025). Personnel-related expenses include salaries and wages, stock-based compensation, and other employee-related expenses. Intellectual property expenses include legal and filing fees associated with our patent portfolio. Office expenses include administrative costs associated with operating our business.
Change in Fair Value of Warrant Derivative
Our derivative warrants, as described further in Note 6 of the consolidated financial statements included in this Annual Report, are reported as a liability until exercised or expired. These warrants are adjusted to fair value at the end of each reporting period, as well as immediately before exercise. Changes in fair value are recorded in the consolidated statements of operations and comprehensive loss. Gains and losses resulting from the revaluation of the warrant derivative are non-cash and do not impact our cash flows.
Loss on Fair Value of SEPA Arrangement
On April 10, 2025, we entered into a standby equity purchase agreement (the “SEPA Arrangement”) with Alumni Capital LP (“Alumni”), as described further in Note 7 of the consolidated financial statements included in this Annual Report. The SEPA Arrangement was accounted for as an equity-linked derivative, whereby we exercised written put options, and sold common shares to Alumni. As a result of exercising these put options, we recognized a fair value loss resulting from differences between the fair value of the shares put to Alumni on the respective notice dates as compared to the market price of those shares on the respective settlement dates. The SEPA Arrangement was terminated on August 22, 2025.
Results of Operations
The following table summarizes our results of operations for the years ended December 31, 2025 and 2024:

	2025	2024	$ Change
Operating expenses:
Research and development	$13,314	$15,443	$(2,129)
General and administrative	15,411	10,099	5,312
Total operating expenses	28,725	25,542	3,183
Loss from operations	(28,725)	(25,542)	(3,183)
Other income (expense), net:
Change in fair value of warrant derivative	153	1,169	(1,016)
Fair value loss from SEPA Arrangement	(388)	—	(388)
Foreign exchange (loss) gain	(106)	699	(805)
Interest income	386	975	(589)
Total other income, net	45	2,843	(2,798)
Loss before income taxes	(28,680)	(22,699)	(5,981)
Income tax expense	(79)	(95)	16
Net loss	$(28,759)	$(22,794)	$(5,965)

Research and Development Expenses (“R&D”)
Our R&D expenses decreased by $2,129 from $15,443 for the year ended December 31, 2024, to $13,314 for the year ended December 31, 2025. The following table summarizes our R&D expenses for the years ended December 31, 2025 and 2024:

	2025	2024	$ Change
Clinical trial expenses	$1,845	$4,050	$(2,205)
Manufacturing and related process development expenses	4,353	6,018	(1,665)
Personnel-related expenses	7,001	5,218	1,783
All other R&D expenses	115	157	(42)
Total R&D expenses	$13,314	$15,443	$(2,129)

The decrease in our R&D expenses for the year ended December 31, 2025, was primarily due to the following:
•Decreased clinical trial expenses largely driven by lower BRACELET-1 study costs as the study was completed in 2024. These decreases were offset in part by higher planning-related expenses during 2025. During 2025, we focused our R&D efforts on patient enrollment and sample analysis for Cohort 5 of the GOBLET study. These activities were supported in part by the PanCAN Therapeutic Accelerator Award, of which $2,186 and $1,171 of funds received were applied during 2025 and 2024, respectively. Our clinical trial expenses for 2025 included $688 of non-cash stock-based compensation expense for consulting services.
•Decreased M&P expenses as we completed one cGMP production run in 2025 compared to two cGMP production runs in 2024.
In addition to higher planning-related expenses noted above, the above decreases in our R&D expenses for the year ended December 31, 2025 were partially offset by the following:
•Increased personnel-related expenses associated with CEO transition-related activities, and changes in personnel and recruiting fees for clinical and statistical leadership positions.
General and Administrative Expenses (“G&A”)
Our G&A expenses increased by $5,312 from $10,099 for the year ended December 31, 2024, to $15,411 for the year ended December 31, 2025. The following table summarizes our G&A expenses for the years ended December 31, 2025 and 2024:

	2025	2024	$ Change
Public company-related expenses	$10,238	$5,633	$4,605
Personnel-related expenses	3,861	3,407	454
Intellectual property expenses	584	315	269
All other G&A expenses	728	744	(16)
Total G&A expenses	$15,411	$10,099	$5,312

The increase in our G&A expenses for the year ended December 31, 2025 was primarily due to the following:
•Increased public company-related expenses primarily as a result of higher professional fees related to our Domestication activities, the Special Meeting of Shareholders held in January 2026 and the voluntary delisting from the TSX. In addition, we incurred transaction financing costs of $550 associated with our SEPA Arrangement, including $440 of non-cash charges for the value of common shares issued to Alumni for commitment fees. These expenses were partially offset by lower directors and officers insurance premiums. Our public company-related expenses for 2025 included $2,967 of non-cash stock-based compensation expense for consulting services.
•Increased personnel-related expenses primarily as a result of changes to our executive management team.
•Increased intellectual property expenses related to executing our patent extension strategy and new patent applications.
Change in Fair Value of Warrant Derivative
For the years ended December 31, 2025 and 2024, we recognized gains of $153 and $1,169, respectively, associated with changes in the fair value of our warrant derivative. There was no cash flow impact as a result of the change in fair value of the warrant derivative. These gains were primarily due to a decline in the fair value of the warrants, which are revalued at the end of each reporting period using the Black-Scholes valuation model (the “Black-Scholes Model”). The number of outstanding warrants was 7,667,050 at each of December 31, 2025 and 2024.
Loss on Fair Value of SEPA Arrangement
During the year ended December 31, 2025, pursuant to the SEPA Arrangement, we exercised written put options and sold 6,650,000 common shares to Alumni for gross proceeds of $2,348 at an average price of $0.35. As a result of exercising these put options, we recognized a fair value loss of $388, which was reported as fair value loss from SEPA Arrangement. The SEPA Arrangement was terminated on August 22, 2025. There was no similar activity in the year ended December 31, 2024.
Foreign Exchange
For the year ended December 31, 2025, our foreign exchange losses were $106 compared to gains of $699 for the year ended December 31, 2024. The foreign exchange gains/losses incurred in each respective period mainly reflected the fluctuation of the U.S. dollar versus the Canadian dollar, primarily on our U.S. dollar-denominated cash and cash equivalents.
Liquidity and Capital Resources
The following tables summarize our liquidity and capital resources as of December 31, 2025 and 2024, and cash flows for each of the years ended December 31, 2025 and 2024, and are intended to supplement the more detailed discussion that follows.

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$5,202	$11,079

We have no debt other than accounts payable and accrued liabilities and operating lease liabilities. We have commitments relating to completing our research and development of pelareorep.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2025	2024	Change
Operating activities	$(20,112)	$(19,883)	$(229)
Investing activities	(6)	(174)	168
Financing activities	14,120	5,028	9,092
Effect of exchange rate changes on cash	121	(289)	410
Total decrease in cash and cash equivalents	$(5,877)	$(15,318)

Cash used in operating activities
The increase in net cash used in operating activities reflects lower operating activities and higher non-cash working capital changes in 2025. Overall, net cash used in operating activities for the years ended December 31, 2025 and 2024 was primarily related to the funding of our research and development activities, including personnel-related expenses, manufacturing and clinical trial costs, and other costs associated with general and administrative expenses.
Net cash used in operating activities for the year ended December 31, 2025 consisted of a net loss of $28,759, partially offset by non-cash adjustments of $7,467 and non-cash working capital changes of $1,180. Non-cash items primarily included the value of shares issued for consulting services, stock-based compensation expense, value of shares issued for SEPA Arrangement commitment fees, non-cash lease expense, change in fair value of warrant derivative, and unrealized foreign exchange gains. Non-cash working capital changes mainly reflected increased accounts payable and accrued liabilities, decreased prepaid expenses, and a net change in other receivables/other liabilities associated with changes in funding related to PanCAN.
Net cash used in operating activities for the year ended December 31, 2024 consisted of a net loss of $22,794, partially offset by non-cash adjustments of $388 and non-cash working capital changes of $2,523. Non-cash items primarily included stock-based compensation expense, non-cash lease expense, change in fair value of warrant derivative, and unrealized foreign exchange gains. Non-cash working capital changes mainly reflected decreased prepaid expenses, increased accounts payable and accrued liabilities, and increased other liabilities with unapplied funding received from PanCAN.

Net cash used by investing activities
Net cash used by investing activities for the years ended December 31, 2025 and 2024 were related to the acquisition of property and equipment.
Net cash provided by financing activities
Net cash provided by financing activities during the year ended December 31, 2025 consisted primarily of $11,767 of net proceeds from sales of our common shares pursuant to ATM offering agreements, and $2,348 of proceeds from sales of our common shares pursuant to the SEPA Arrangement.
Net cash provided by financing activities during the year ended December 31, 2024 consisted primarily of $4,981 of net proceeds from sales of our common shares pursuant to ATM offering agreements.
Capital Requirements
As a clinical-stage biopharmaceutical company, we have not been profitable since our inception. As we continue the development of pelareorep, we do not expect to generate significant revenues until we have obtained regulatory approval and pelareorep becomes commercially viable. We expect to continue to incur substantial operating losses until such time as future product sales, licensing fees, milestone payments or royalty payments are sufficient to fund our continued operations. As we position pelareorep as a platform immunotherapy for the treatment of GI tumors and advance our GI programs to registration-enabling clinical studies, we expect our immediate operating losses to moderately decrease as compared to recent prior periods. We also expect we will continue to require additional capital as pelareorep is a product candidate in later stages of clinical development which generally has higher costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. Additionally, we expect to continue to incur additional costs associated with our manufacturing capabilities and maintaining our clinical supply, expanding and protecting our intellectual property and operating as a public company. To date, we have funded our operations mainly through issuing additional capital via public offerings, equity distribution arrangements, and the exercise of warrants.
Conducting clinical trials necessary to obtain regulatory approval is costly and time-consuming. We may never succeed in achieving marketing approval. The probability of successful commercialization of our current drug candidate may be affected by numerous factors, including clinical data obtained in future trials, competition, manufacturing capability and commercial viability. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.
We expect our current cash resources to be able to fund near-term operating milestones, but they are not sufficient to fund our planned operations over the next 12 months from the date of issuance of our consolidated financial statements included in this Annual Report. We have access to capital through our $50,000 ATM facility. We plan to use this equity arrangement to assist us in achieving our near-term capital objectives. This arrangement provides us with the opportunity to raise capital and better manage our cash resources. While there is no guarantee we can raise the full amount, from January 1, 2026 to March 23, 2026, we sold 7,446,574 common shares pursuant to this ATM agreement for gross proceeds of $7,861 at an average price of $1.06. As of the date of this Annual Report, we have approximately $39,002 remaining on our ATM. We expect to continue to access this equity arrangement to help support our operations.
The amount and timing of our future funding requirements will depend on factors such as the results of our ongoing development, including the results from our GI-focused clinical plan and regulatory interactions, any expansion of our clinical trial program, the timing of patient enrollment in our clinical trials, the actual costs incurred to support each clinical trial, the number of treatments each patient will receive, the timing of R&D activity with our clinical trial research collaborations, the number, timing and costs of manufacturing runs required to conclude the validation process and supply product to our clinical trial program, the level of collaborative activity undertaken, and other factors described in “Item 1A Risk Factors” of this Annual Report. Though our Board reviews and approves our annual budget and multi-year plan, related to these factors, we may require significant additional funds earlier than anticipated and there is no assurance that we will not need or seek additional funding prior to such time, especially if market conditions for raising additional capital are favorable. The judgment and assumptions applied by management in determining our capital requirements may prove to be wrong, and actual results could vary materially from our expectations as significant risks and uncertainties are involved.
To fund our capital requirements beyond the next twelve months, we plan on raising additional funds through the sale of our common shares or other capital resources, such as strategic collaborations and debt facilities, to fund our ongoing operations. However, given the difficulty for micro-cap market capitalization companies to raise significant capital, there can be no assurance that additional liquidity will be available under acceptable terms or at all. Furthermore, if we are unable to obtain additional financing when required, there can be no assurance that we will be able to sufficiently reduce or eliminate our planned expenditures to extend our operating runway until we obtain sufficient financing. These factors raise substantial doubt about our ability to continue as a going concern over the next 12 months from the date of issuance of our consolidated financial statements included in this Annual Report. Our consolidated financial statements included in this Annual Report do not reflect the adjustments that may result from the outcome of these uncertainties. Such adjustments could be material.
To the extent we can raise additional capital through the sale of equity or convertible debt securities, our shareholders’ ownership interest will be diluted. Debt financing, if available, may involve agreements that include conversion discounts, pledging our intellectual property as collateral or covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures. If we raise additional funds through government or other third-party funding, marketing and distribution arrangements or other collaborations, or strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to pelareorep, future revenues, or grant licenses on terms that may not be favorable. The availability of new capital will be affected by the status of our clinical development program, including our clinical trials and our clinical data; the ability to obtain regulatory approvals and other regulatory actions; market acceptance of our product candidates; the state of the capital markets generally with particular reference to pharmaceutical, biotechnology and medical companies; and other relevant commercial considerations.
If we are unable to secure adequate funding when needed, we may need to scale back our operations, including, among other things, implementing cost reduction strategies, such as reducing use of outside professional service providers, reducing the number of our employees or employee compensation, and modifying or delaying pelareorep’s development; licensing to third parties the rights to commercialize pelareorep, or otherwise relinquishing significant rights to our technology on terms that may not be favorable to us; or divesting assets or ceasing operations through a merger, sale, or liquidation of our Company.
For the year ended December 31, 2025, we raised net cash proceeds of $14,115 from the issuance of 22,999,857 common shares through our ATM offering agreements and our SEPA Arrangement.
We are not subject to externally imposed capital requirements, and there have been no changes in how we define or manage our capital in 2025.

Contractual Obligations and Commitments
As of December 31, 2025, our contractual obligations are comprised primarily of our accounts payable, accrued liabilities and operating lease obligations. In addition, we are committed to payments of approximately $1,248 for activities mainly related to our clinical trial and contract manufacturing programs, which are expected to occur over the next two years. We are able to cancel most of these agreements with notice. The ultimate amount and timing of these payments are subject to changes in our research and development plan.
As of December 31, 2025, we had not entered into any off-balance sheet arrangements.
Critical Accounting Policies and Significant Judgments and Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available to us. These estimates, judgments, and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements included in this Annual Report. Actual results could differ from those estimates, and such differences could be material.
Estimates, judgments, and assumptions made by management that are significant to the financial statements are described below and in our consolidated financial statements included in this Annual Report.
Clinical trial and manufacturing expenses
Clinical trial and manufacturing expenses represent significant components of our research and development expenses, and we outsource a significant portion of these activities to third-party contract research/manufacturing organizations. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows to these organizations. Payments under the contracts depend on factors such as achieving certain milestones. As part of preparing our consolidated financial statements, we estimate the expense to recognize based on services that the contract research/manufacturing organizations have performed. When making these estimates, we use operational and contractual information from third-party service providers, operational data from internal personnel, and considerable judgment. We base our estimates on the best information available at the time. However, additional information may become available to us which may allow us to make a more accurate estimate in future periods. In this event, we may be required to record adjustments to research and development expenses in future periods when the actual level of activity becomes more certain. Such increases or decreases in cost are generally considered to be changes in estimates and will be reflected in research and development expenses in the period identified.
Valuation of stock-based compensation
Estimating the fair value of stock-based compensation requires determining the most appropriate valuation model, which is dependent on the terms and conditions of the grant. We have chosen to use the Black-Scholes Model to calculate the fair value of our stock options. The Black-Scholes Model is widely used and accepted by other publicly traded companies. Therefore, we have concluded that the Black-Scholes Model is the appropriate option pricing model to use for valuing our stock options at this time. The assumptions and estimates used in the Black-Scholes Model include fair value of the common stock on the date of grant, expected term, volatility, risk-free interest rate, and dividend yield.
Valuation of warrant derivative
Estimating the fair value of the warrant derivative at initial measurement, at each exercise date and at each reporting period requires determining the most appropriate valuation model. We have chosen to use Black-Scholes Model to calculate the fair value of our warrant derivative. The assumptions and estimates used in the Black-Scholes Model include fair value of the common stock on the date of grant, expected term, volatility, risk-free interest rate, and dividend yield.
Income taxes
Uncertainties exist with respect to the interpretation of complex tax regulations and the amount and timing of future taxable income. Currently, we are accumulating tax loss carry-forward balances in various tax jurisdictions creating a deferred tax asset. Deferred tax assets are recognized for all unused tax losses to the extent that it is probable that taxable profit will be available against which the losses can be utilized. Management's judgment is required to determine the amount of deferred tax assets that can be recognized based on the likely timing and the level of future taxable profits together with future tax planning strategies.
To date, we have determined that none of our deferred tax assets should be recognized. Our deferred tax assets are mainly comprised of our net operating losses from prior years, prior year research and development expenses, and non-refundable investment tax credits. These tax pools relate to entities that have a history of losses, have varying expiry dates, and may not be used to offset taxable income within our other subsidiaries. There are also no taxable temporary differences or any tax planning opportunities available that could partly support the recognition of these losses as deferred tax assets.
Functional currency
We assess the relevant factors related to the primary economic environment in which our entities operate to determine the functional currency. Where the assessment of primary indicators are mixed, we assess the secondary indicators, including the relationship between the foreign operations and reporting entity.
Revenue recognition
Revenue recognition requires assumptions and estimates regarding total estimated costs, the complexity of the work to be performed, and the length of time to complete the performance obligation, among other variables. Management uses its judgment in applying the input method when determining the extent of progress toward completion of performance obligations made under customer contracts.
Recent Accounting Pronouncements
Recent accounting pronouncements are contained in Note 3 to the consolidated financial statements included in this Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act, and are not required to provide the information under Item 7A.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Oncolytics Biotech Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of Oncolytics Biotech Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in shareholders’ (deficit) equity and cash flows for the each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

The Company’s ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Ernst & Young LLP
Chartered Professional Accountants

We have served as the Company's auditor since 1999.

Calgary, Canada
March 30, 2026

ONCOLYTICS BIOTECH INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$5,202	$11,079
Other receivables	573	47
Prepaid expenses	1,069	1,310
Total current assets	6,844	12,436
Property and equipment, net	228	286
Right-of-use assets	510	699
Total assets	$7,582	$13,421

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable	$3,504	$756
Accrued liabilities	2,327	2,574
Other liabilities	—	1,125
Operating lease liabilities, current	193	200
Warrant derivative	77	230
Total current liabilities	6,101	4,885
Contract liability	4,910	4,677
Operating lease liabilities, non-current	370	561
Total liabilities	11,381	10,123

Commitments and contingencies (Note 11)

Shareholders’ (Deficit) Equity:
Common shares, no par value; Unlimited shares authorized as of December 31, 2025 and 2024; 108,021,271 and 80,020,131 shares issued and outstanding as of December 31, 2025 and 2024, respectively.	—	—
Additional paid-in capital	419,471	397,673
Accumulated other comprehensive income	6,225	6,361
Accumulated deficit	(429,495)	(400,736)
Total shareholders’ (deficit) equity	(3,799)	3,298
Total liabilities and shareholders' (deficit) equity	$7,582	$13,421
The accompanying notes are an integral part of these consolidated financial statements.

ONCOLYTICS BIOTECH INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share amounts)

	Year Ended December 31,
	2025	2024
Operating expenses:
Research and development	$13,314	$15,443
General and administrative	15,411	10,099
Total operating expenses	28,725	25,542
Loss from operations	(28,725)	(25,542)
Other income (expense):
Change in fair value of warrant derivative	153	1,169
Fair value loss from Standby Equity Purchase Agreement (“SEPA Arrangement”)	(388)	—
Foreign exchange (loss) gain	(106)	699
Interest income	386	975
Total other income, net	45	2,843
Loss before income taxes	(28,680)	(22,699)
Income tax expense	(79)	(95)
Net loss	(28,759)	(22,794)
Other comprehensive loss:
Translation adjustments	(136)	(526)
Comprehensive loss	$(28,895)	$(23,320)

Basic and diluted net loss per common share	$(0.30)	$(0.30)
Weighted average number of common shares used in computing net loss per share (basic and diluted)	95,857,147	76,482,914
The accompanying notes are an integral part of these consolidated financial statements.

ONCOLYTICS BIOTECH INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
(in thousands, except share amounts)

	Number of Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at December 31, 2023	74,423,960	$390,658	$6,887	$(377,942)	$19,603
Net loss and other comprehensive loss	—	—	(526)	(22,794)	(23,320)
Issued pursuant to restricted share unit (“RSU”) awards that contain service vesting conditions vesting/release	133,572	—	—	—	—
Issued pursuant to warrant derivative exercise	52,456	52	—	—	52
Issued pursuant to at-the-market offering agreements, net of issuance costs	5,410,143	4,981	—	—	4,981
Stock-based compensation expense	—	1,982	—	—	1,982
Balance at December 31, 2024	80,020,131	397,673	6,361	(400,736)	3,298
Net loss and other comprehensive loss	—	—	(136)	(28,759)	(28,895)
Issued pursuant to stock option exercise	39,200	32	—	—	32
Issued pursuant to RSU vesting/release, net of shares withheld in settlement of taxes	1,660,384	(27)	—	—	(27)
Issued pursuant to SEPA Arrangement	7,562,152	3,176	—	—	3,176
Issued pursuant to at-the-market offering agreements, net of issuance cost	15,437,705	11,767	—	—	11,767
Issued pursuant to consulting services agreements	3,301,699	3,746	—	—	3,746
Stock-based compensation expense	—	3,104	—	—	3,104
Balance at December 31, 2025	108,021,271	$419,471	$6,225	$(429,495)	$(3,799)
The accompanying notes are an integral part of these consolidated financial statements.

ONCOLYTICS BIOTECH INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(28,759)	$(22,794)
Noncash adjustments reconciling net loss to cash flows from operating activities:
Depreciation of property and equipment	70	87
Noncash lease expense	288	297
Stock-based compensation expense	3,104	1,982
Issuance of shares for services	3,467	—
Unrealized foreign exchange gains	(137)	(809)
Change in fair value of warrant derivative	(153)	(1,169)
Fair value loss from SEPA Arrangement	388	—
Value of shares issued for SEPA Arrangement commitment fees	440	—
Changes in operating assets and liabilities:
Other receivables	3	(39)
Prepaid expenses	580	991
Accounts payable	2,932	4
Accrued liabilities	(360)	884
Pancreatic Cancer Action Network (“PanCAN”) receivables and payables	(1,682)	936
Operating lease liabilities	(293)	(253)
Net cash used in operating activities	(20,112)	(19,883)
Cash flows from investing activities:
Acquisition of property and equipment	(6)	(174)
Net cash used in investing activities	(6)	(174)
Cash flows from financing activities:
Proceeds from exercise of warrant derivative	—	47
Proceeds from at-the-market offering agreements, net of issuance costs	11,767	4,981
Proceeds from SEPA Arrangement	2,348	—
Proceeds from stock option exercise	32	—
Other	(27)	—
Net cash provided by financing activities	14,120	5,028
Effect of exchange rate changes on cash and cash equivalents	121	(289)
Net decrease in cash and cash equivalents	(5,877)	(15,318)
Cash and cash equivalents, beginning of year	11,079	26,397
Cash and cash equivalents, end of year	$5,202	$11,079
The accompanying notes are an integral part of these consolidated financial statements.

ONCOLYTICS BIOTECH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
(in thousands, except share and per share amounts and where indicated)

Note 1: Nature of Operations
Oncolytics Biotech Inc. was incorporated on April 2, 1998, under the Business Corporations Act (Alberta) as 779738 Alberta Ltd. On April 8, 1998, we changed our name to Oncolytics Biotech Inc. On March 17, 2026, as part of the Domestication (as defined in Note 15) process, we changed our jurisdiction of incorporation to the Province of British Columbia in Canada. We are a limited company incorporated and domiciled in Canada. Our shares are publicly traded on the Nasdaq Capital Market. Our principal place of business is located at 4350 Executive Drive, Suite 325, San Diego, California, U.S. We expect the Domestication to become effective on or around March 31, 2026, at which point, we will be a U.S. corporation incorporated in the State of Nevada.
Unless otherwise indicated, all references in these financial statements to the terms “we,” “our,” “us,” “the Company,” and “Oncolytics” may refer, as the context requires, to Oncolytics Biotech Inc., or collectively to Oncolytics Biotech Inc. and its subsidiaries.
We are a clinical-stage biopharmaceutical company developing pelareorep, a well-tolerated intravenously delivered immunotherapeutic agent that activates the innate and adaptive immune systems and weakens tumor defense mechanisms. This improves the ability of the immune system to fight cancer, making tumors more susceptible to a broad range of oncology treatments. Our primary focus is to position pelareorep as a platform immunotherapy for the treatment of gastrointestinal (“GI”) tumors and advance our GI program to registration-enabled clinical studies. We are exploring opportunities for registrational programs and investigator-sponsored trials in metastatic pancreatic cancer, second-line or later anal cancer, and metastatic colorectal cancer.
Going Concern
These consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, these consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern. Such adjustments could be material.
We have not been profitable since our inception and expect to continue to incur substantial losses as we continue research and development efforts. We do not expect to generate significant revenues until and unless pelareorep becomes commercially viable. We expect our current cash resources to be able to fund near-term operating milestones, but they are not sufficient to fund our planned operations over the next 12 months from the date of issuance of these consolidated financial statements. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising additional financing. Management believes that the actions presently being taken to raise additional capital provide the opportunity for us to continue as a going concern. While we believe in the viability of our strategy and our ability to raise additional funds, there can be no assurance that additional liquidity will be available under acceptable terms or at all. Furthermore, if we are unable to obtain additional financing when required, there can be no assurance that we will be able to sufficiently reduce or eliminate our planned expenditures to extend our operating runway.
Liquidity and Capital Resources
To date, we have funded our operations mainly through issuing share capital via public offerings, equity distribution arrangements, and the exercise of warrants. Until such time as we can generate revenue from product licensing or sales, if ever, we expect to finance our operations through public or private equity or debt financings or other capital sources, which may include strategic collaborations or other arrangements with third parties. If we are unable to raise capital or enter into such other arrangements as and when needed, we may have to significantly delay, scale back or discontinue our planned expenditures.
Our primary use of cash and cash equivalents is to fund operating expenses, which consist of research and development and general and administrative expenditures. Factors that will affect our future capital requirements include, but are not limited to, expansion of our clinical trial program; the timing of patient enrollment in our clinical trials; the actual costs incurred to support each clinical trial; the number of treatments each patient will receive; the timing of activity with our clinical trial research collaborations; the number, timing and costs of manufacturing runs required to conclude the validation process and supply product to our clinical trial program; the level of collaborative activity undertaken; and the general and administrative services required to support our operations.

ONCOLYTICS BIOTECH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
(in thousands, except share and per share amounts and where indicated)
Note 2: Basis of Presentation
These consolidated financial statements and notes hereto have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), and include our accounts and those of our wholly owned subsidiaries, Oncolytics Biotech (Barbados) Inc. and Oncolytics Biotech (US) Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Note 3: Summary of Significant Accounting Policies
Use of Estimates, Judgments and Assumptions
The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, we evaluate the estimates used, which include but are not limited to revenue recognition, estimation of research and development costs incurred, valuation of stock-based compensation, valuation of warrant derivatives, the discount rate used in estimating the present value of right-of-use (“ROU”) assets and lease liabilities, deferred income taxes, determination of the functional currency of each of our legal entities, and forecasting future cash flows in assessing our going concern assumption.
Foreign Currency
Functional and reporting currency
These consolidated financial statements are presented in United States (“U.S.”) dollars, unless otherwise stated. The functional currency of Oncolytics Biotech Inc. and Oncolytics Biotech (Barbados) Inc. is the Canadian dollar. The functional currency of Oncolytics Biotech (US) Inc. is the U.S. dollar.
Transactions in foreign currency
Transactions made in a currency other than the functional currency are remeasured to the functional currency at exchange rates at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies at the reporting date are remeasured to the functional currency at the exchange rate at that date and non-monetary assets and liabilities are remeasured at historical rates. Foreign currency translation gains and losses are included in the consolidated statements of operations and comprehensive loss.
Translation to reporting currency
Translation gains and losses from the application of the U.S. dollar as the reporting currency, if any, are included as part of cumulative currency translation adjustment, which is reported as a component of shareholders’ (deficit) equity under accumulated other comprehensive income.
Cash and Cash Equivalents
Cash and cash equivalents include interest-bearing deposits with our bank.
Fair Value Measurement
U.S. GAAP defines fair value, establishes a consistency framework for measuring fair value and specifies disclosure for each major asset and liability category measured at fair value on either a recurring basis or nonrecurring basis. Fair value is the price that would be received to sell an asset, or paid to transfer a liability in an orderly transaction between market participants, at the measurement date. In determining the fair value measurement of our financial instruments, we prioritize the related inputs used in measuring fair value into the following hierarchy:
Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities;
Level 2 – Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
Level 3 – Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.
As of December 31, 2025, the carrying amount of our financial instruments, including cash and cash equivalents, other receivables, accounts payable, accrued liabilities, and other liabilities, approximated their fair value due to their short-term

ONCOLYTICS BIOTECH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
(in thousands, except share and per share amounts and where indicated)
maturity. Our Warrant Derivative, as described and defined in Note 6, is a recurring Level 2 fair value measurement as these warrants have not been listed on an exchange and, therefore, do not trade on an active market. The assumptions and inputs used for estimating the fair value of our warrant derivative are discussed in Note 6.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and impairment losses. Depreciation is recorded over the estimated useful life of the underlying asset using the declining balance method at the following annual rates:

Office equipment and furniture	20%
Medical equipment	20%
Computer equipment	30%
Leasehold improvements	Straight-line over the term of the lease

The residual value, useful life and depreciation method applicable to property and equipment are reviewed periodically and are adjusted as warranted with the effect of any changes in estimate accounted for on a prospective basis. Depreciation of property and equipment commences when the asset is ready and available for use.
Leases
We determine if an arrangement is or contains a lease at inception of the lease, at which time the lease is classified as either a finance lease or an operating lease. A finance lease is a lease in which (1) ownership of the property transfers to the lessee by the end of the lease term; (2) the lessor grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise; (3) the lease is for a major part of the remaining economic life of the underlying asset; (4) the present value of the sum of the lease payments and any residual value guaranteed by the lessee that is not already included in the lease payments equals or exceeds substantially all of the fair value; or (5) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. A lease is classified as an operating lease when it does not meet any one of these criteria. We do not have any finance leases.
For leases with a term greater than twelve months, we recognize on the lease commencement date an ROU asset representing our right to use an underlying asset and lease liabilities representing our obligation to make lease payments over the lease term. We have elected the practical expedient on not separating lease components from non-lease components and instead account for each lease component and associated non-lease components as a single lease component.
We initially measure lease liabilities at the present value of the remaining lease payments over the lease term. Options to extend or terminate the lease are included only when it is reasonably certain that we will exercise that option. As most of our leases do not provide enough information to determine an implicit interest rate, we generally use an incremental borrowing rate in our present value calculation. We initially measure ROU assets at the value of the lease liability, plus any initial direct costs and prepaid lease payments, less any lease incentives received.
Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative expenses in the consolidated statements of operations and comprehensive loss. Variable lease payments are expensed as incurred and are included in general and administrative expense in our consolidated statements of operations and comprehensive loss.
We have elected not to recognize ROU assets and lease liabilities for qualifying short-term leases that have a lease term of twelve months or less. We recognize the lease payments associated with these short-term leases as an expense on a straight-line basis over the lease term.
Research and Development Costs
Research and development costs are expensed as incurred, net of recoveries. Research and development expense consist primarily of clinical trial expenses, manufacturing and related process development expenses, personnel-related expenses, translational science expenses, and other research and development expense. Development costs that meet specific criteria related to technical, market, and financial feasibility will be capitalized. To date, all development costs have been expensed.

ONCOLYTICS BIOTECH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
(in thousands, except share and per share amounts and where indicated)
We record accruals for the estimated costs of our research and development activities performed by third parties. Advance payments for goods or services that will be used or rendered for future research and development activities are recognized as an expense as the related goods are delivered or the related services are performed. We estimate the expense to recognize for each reporting period based on services that the contract research/manufacturing organizations have performed. When making these estimates, we use operational and contractual information from third-party service providers, operational data from internal personnel, and considerable judgment. We base our estimates on the best information available at the time. However, additional information may become available to us which may allow us to make a more accurate estimate in future periods. In this event, we may be required to record adjustments to research and development expenses in future periods when the actual level of activity becomes more certain. Such increases or decreases in cost are generally considered to be changes in estimates and will be reflected in research and development expenses in the period identified.
Revenue Recognition
Overview
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, and evaluates collaborative arrangements under ASC 808, Collaborative Arrangements. Revenue is recognized when promised goods or services are transferred to a customer in an amount that reflects the consideration to which the Company expects to be entitled.
Collaborative Frameworks and Assessment Under ASC 808 and ASC 606
Certain arrangements are executed within a collaborative framework, under which the Company and its counterparties jointly oversee development, regulatory, manufacturing, and/or commercialization activities. These arrangements often involve shared decision-making and sharing of risks and potential returns based on the commercial success of licensed products.

In applying ASC 808 and ASC 606 together:
–Only components that represent the transfer of goods or services to a counterparty in its capacity as a customer are accounted for under ASC 606 and presented as revenue.
–Components that do not represent customer transactions—such as cost-sharing, reimbursements for jointly conducted development or regulatory activities, or shared manufacturing activities—are accounted for under ASC 808 and presented within the appropriate operating expense line item.
–A contract with a customer is accounted for under ASC 606 when both parties approve the contract, rights and payment terms are identifiable, the contract has commercial substance, and collectability is probable.
Licensing Arrangements
The Company typically grants licenses to its intellectual property along with associated technical, clinical, and manufacturing/supply support necessary to enable the licensee to use the underlying technology.
Identification of Performance Obligations
The Company evaluates the nature of its promises in licensing arrangements to determine whether a license is distinct from other promised services or must be combined with manufacturing or support services into a single performance obligation.
Recognition of Upfront License Fees
Upfront license fees and consideration for combined license-related obligations are recognized:
–At a point in time if the license provides a right to use functional intellectual property and no significant additional services are required; or
–Over time if the license is combined with ongoing manufacturing, supply, development, or technical support services that significantly affect the utility of the licensed intellectual property.
Variable Consideration
Licensing and collaboration arrangements may include development, regulatory, and sales-based milestone payments, as well as royalties. These amounts represent variable consideration. The Company estimates variable consideration using the most likely amount method and includes estimated amounts in the transaction price when it is highly probable that a significant revenue reversal will not occur.

ONCOLYTICS BIOTECH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
(in thousands, except share and per share amounts and where indicated)
Sales-Based Royalties and Milestones
Sales-based royalties and milestone payments are recognized when the underlying sales occur, consistent with ASC 606.
Significant Financing Component
Upfront payments do not contain significant financing components when structured to meet early-stage funding needs or protect against counterparty performance uncertainty.
Contract Liabilities
Contract liabilities consist of amounts received before satisfying performance obligations and are recognized as revenue as or when the Company performs. Classification as current or non-current is based on expected timing of recognition.
Stock-Based Compensation
We recognize stock-based compensation expense for employee and non-employee awards based on the grant date fair value of equity awards. The impact of forfeitures is recorded as they occur. For awards that vest based only on continued service, stock-based compensation cost is recognized on a graded basis over the requisite service period, which is generally the vesting period of the awards. Options expire no more than ten years from the date of grant.
For awards that contain performance vesting conditions, stock-based compensation cost is recognized on a graded basis over the requisite service period when it is probable the performance condition will be achieved. If we determine that it is not probable a performance condition will be achieved, no compensation expense is recognized. If we change our assessment in a subsequent period and conclude it is probable a performance condition will be achieved, we record a cumulative catch up of compensation cost for service rendered through the reassessment date and recognize the remaining cost prospectively over the remaining requisite service period. If we subsequently assess that it is no longer probable that a performance condition will be achieved, the cumulative expense that has been previously recognized will be reversed.
The grant date fair value of stock options that contain service or performance conditions is estimated using the Black-Scholes valuation model (the “Black-Scholes Model”). The grant date fair value of restricted share award units that contain service vesting conditions (“RSUs”) as well as performance share award units which contain a performance condition (“PSUs”), are estimated based on the fair value of the underlying shares on the grant date. The assumptions and estimates used in the Black-Scholes Model include the expected term, volatility, risk-free interest rate, and dividend yield. The assumptions and inputs used for estimating the fair value of stock-based compensation are disclosed in Note 8.
Shares are issued from treasury in settlement of options exercised and RSUs/PSUs vested/released. We do not use cash to settle equity awards issued under our stock-based compensation plans.
Income Taxes
Income taxes are comprised of current and deferred taxes. These taxes are accounted for using the asset and liability method. Current tax is recognized in connection with income for tax purposes, unrealized tax benefits and the recovery of tax paid in a prior period and measured using the enacted tax rates and laws applicable to the taxation period during which the income for tax purposes arose. Deferred tax is recognized on the difference between the carrying amount of an asset or a liability, as reflected in the financial statements, and the corresponding tax base, used in the computation of income for tax purposes (“temporary difference”) and measured using the enacted tax rates and laws as of the balance sheet date that are expected to apply to the income that we expect to arise for tax purposes in the period during which the difference is expected to reverse. Management assesses the likelihood that a deferred tax asset will be realized, and a valuation allowance is provided to the extent that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The determination of both current and deferred taxes reflects our interpretation of the relevant tax rules and judgment.
We recognize uncertain income tax positions at the largest amount that is more-likely-than-not to be sustained upon examination by the relevant taxing authority. Recognition and measurement is reflected in the period in which the likelihood changes. Uncertainties exist with respect to the interpretation of complex tax regulations and the amount and timing of future taxable income. Currently, we are accumulating tax loss carry-forward balances in various tax jurisdictions creating a deferred tax asset. We routinely evaluate the likelihood of realizing the benefit of our deferred tax assets and record a valuation allowance if, based on all available evidence, we determine that some portion of the tax benefit will not be realized.

ONCOLYTICS BIOTECH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
(in thousands, except share and per share amounts and where indicated)
Loss Per Share
Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the year, without consideration of potentially dilutive securities. Diluted loss per share is calculated by dividing net loss by the weighted-average number of common shares and potentially dilutive securities outstanding. For purposes of the dilutive loss per share calculation, potentially dilutive securities are excluded from the calculation of diluted loss per share when their effect is anti-dilutive.
Risks and Uncertainties
Credit risk is the risk of a financial loss if a counterparty to a financial instrument fails to meet its contractual obligations. As of December 31, 2025, we were exposed to credit risk on our cash and cash equivalents and other receivables from PanCAN (as defined in Note 4) in connection with the Therapeutic Accelerator Award (see Note 4) in the event of non-performance by counterparties, but we do not anticipate such non-performance. Our maximum exposure to credit risk at the end of the period is the carrying value of our cash and cash equivalents and other receivables from PanCAN.
We mitigate our exposure to credit risk connected to our cash and cash equivalents by maintaining our primary operating and investment bank accounts with Schedule I banks in Canada. For our foreign-domiciled bank accounts, we use referrals or recommendations from our Canadian banks to open foreign bank accounts. Our foreign-domiciled bank accounts are used solely for the purpose of settling accounts payable and accrued liabilities or payroll.
We are economically dependent on our toll manufacturers. We primarily use one toll manufacturer to produce the clinical-grade pelareorep active ingredient and to formulate finished product required for our clinical trial program. Any significant disruption of the services provided by our primary toll manufacturer has the potential to delay the progress of our clinical trial program. We have attempted to mitigate this risk by identifying an alternative toll manufacturer, establishing stability profiles for long-term storage of pelareorep, and producing sufficient pelareorep in advance of patient enrollment in a particular clinical trial.
Future Accounting Pronouncements
In November 2024, the FASB issued ASU No. 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic220-40) Disaggregation of Income Statement Expenses, which requires public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. In January 2025, the FASB issued ASU No. 2025-01, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220–40): Clarifying the Effective Date. The amendments in ASU 2025-01 clarified that ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the potential impact of the adoption of ASU 2024-03 on our consolidated financial statement disclosures.
Note 4: Balance Sheet Details
Prepaid Expenses
Prepaid expenses consisted of the following:

	December 31, 2025	December 31, 2024
Prepaid research and development costs	$106	$679
Prepaid insurance	438	471
Prepaid professional fees	371	64
Prepaid other	154	96
Total prepaid expenses	$1,069	$1,310

ONCOLYTICS BIOTECH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
(in thousands, except share and per share amounts and where indicated)
Property and Equipment
Property and equipment consisted of the following:

	December 31, 2025	December 31, 2024
Computer equipment	$339	$325
Office equipment and furniture	281	272
Leasehold improvements	134	128
	754	725
Accumulated depreciation	(526)	(439)
Property and equipment, net	$228	$286

Depreciation expense for the years ended December 31, 2025 and 2024 was $70 and $87, respectively.
Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31, 2025	December 31, 2024
Accrued research and development costs	$1,522	$2,250
Accrued professional fees	764	105
Accrued other	41	219
Total accrued liabilities	$2,327	$2,574

PanCAN Grant Agreement
In 2023, we were selected by the Pancreatic Cancer Action Network (“PanCAN”), a not-for-profit entity, as the recipient of its Therapeutic Accelerator Award to conduct a clinical trial with pelareorep in combination with modified FOLFIRINOX chemotherapy with or without an immune checkpoint inhibitor in pancreatic cancer patients. Under the terms of the award agreement, we are entitled to receive up to $5,000 in funding for eligible research expenses, and we must comply with the conditions set out in the award agreement, including providing periodic performance progress reports.
For the years ended December 31, 2025 and 2024, we received funding from PanCAN of $1,125 and $2,475, respectively. During the years ended December 31, 2025 and 2024, we recognized $2,783 and $1,569, respectively, as a reduction of research and development expenses based on eligible costs incurred in accordance with the agreement.
As of December 31, 2025, eligible research and development expenditures incurred exceeded cumulative funding received to date, resulting in other receivables of $527. As of December 31, 2024, cumulative funding received exceeded eligible expenditures incurred, and the resulting advance balance of $1,125 was recorded in other liabilities.
Note 5: Leases
All of our operating lease ROU assets and operating lease liabilities relate to facilities leases. Our leases generally have initial noncancelable terms ranging from three to six years and may include one or more options to renew. These renewal terms can extend the lease for an additional three to five years and are included in the lease term when it is reasonably certain that we will exercise the option. We do not currently have leases with residual value guarantees or leases not yet commenced to which we have committed. Our operating lease liabilities have been measured by discounting future lease payments using our incremental borrowing rate as rates implicit in the leases were not readily determinable. We pay a pro rata share of operating costs, insurance costs, utilities and real property taxes, all of which are variable lease costs. We did not have any material short-term lease costs during the years ended December 31, 2025 and 2024.

ONCOLYTICS BIOTECH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
(in thousands, except share and per share amounts and where indicated)
During the year ended December 31, 2024, we recorded additional ROU assets and operating lease liabilities of $605 and $597, respectively, related to our exercise of options to extend existing facility leases. There have been no material changes related to our existing lease agreements during the year ended December 31, 2025.
The components of lease expense, which are included in general and administrative expenses in these consolidated statements of operations and comprehensive loss, consist of the following:

	Year Ended December 31,
	2025	2024
Operating lease costs	$288	$297
Variable lease costs	63	64
Total lease expense	$351	$361

Supplemental cash flow information related to operating leases is as follows:

	Year ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating lease liabilities	$293	$253

Future minimum operating lease liabilities as of December 31, 2025 are presented in the following table. Variable lease costs are not included in these payments:

2026	$255
2027	169
2028	177
2029	92
Total future minimum lease payments	693
Less: Interest	130
Present value of operating lease liabilities	$563

Other information regarding our operating leases is as follows:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term in years	3.1	3.8
Weighted-average discount rate	15.0%	15.0%

Note 6: Warrant Derivative
During the third quarter of 2023, we issued common shares and warrants pursuant to an underwritten public offering and related over-allotment option exercise. Each warrant entitles the holder to purchase one common share at an exercise price of $2.81 up to 60 months from the date of issuance. The expiration of the warrants may be accelerated by us at any time prior to the expiration date if the volume weighted-average price of the issued and outstanding common shares on the Nasdaq Capital Market is greater than $6.50 for any 20 consecutive trading days, at which time we may, within 10 business days, accelerate the expiration date by issuing a press release announcing the reduced warrant term whereupon the warrants will expire on or after the 75th calendar day after the date of such press release. Proceeds from this offering were allocated amongst common shares and warrants by applying the residual value approach at the initial measurement date, which resulted in an initial warrant liability of $5,457. These warrants are treated as a derivative (the “Warrant Derivative”) measured at fair value, and revalued

ONCOLYTICS BIOTECH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
(in thousands, except share and per share amounts and where indicated)
each period end at fair value through profit and loss. There is no cash flow impact as a result of the accounting treatment for changes in the fair value of the Warrant Derivative or when warrants expire unexercised.
Changes in the value of our warrant derivative were as follows:

	Number of Warrants Outstanding	Fair Value of Warrant Derivative
Balance at December 31, 2023	7,731,085	$1,405
Exercised	(52,456)	(5)
Expired	(11,579)	(1)
Change in fair value	—	(1,169)
Balance at December 31, 2024	7,667,050	230
Change in fair value	—	(153)
Balance at December 31, 2025	7,667,050	$77

The following table summarizes our outstanding Warrant Derivative at December 31, 2025:

Exercise Price	Issuance Date	Expiration Date	Number of Warrants Outstanding
$2.81	August 8, 2023	August 8, 2028	6,667,000
$2.81	September 7, 2023	August 8, 2028	1,000,050
			7,667,050

Warrant Derivative Valuation Assumptions
The estimated fair value of the Warrant Derivative with an exercise price of $2.81 per share was determined using the following assumptions:

	December 31, 2025	December 31, 2024
Underlying share price	$0.87	$0.92
Risk-free interest rate	3.6%	2.9%
Expected life in years	2.6	3.6
Expected volatility	36.5%	36.5%
Expected dividend yield	—%	—%
Fair value per Warrant Derivative	$0.01	$0.03

The estimated fair value of the Warrant Derivative is computed using the Black-Scholes Model. Expected volatility is based on the historical volatility of our common shares less an estimated market participant risk adjustment. The risk-free interest rate is based on the applicable benchmark yield rates with an approximate remaining term in effect at the time of valuation. The expected term is the time remaining until the expiration of the warrants. The expected dividend yield is zero, as we do not expect to pay dividends for the foreseeable future.

Note 7: Common Shares
Authorized Share Capital
Our authorized share capital consists of an unlimited number of common shares, without par value. Holders of our common shares are entitled to one vote per share at meetings of shareholders, to receive such dividends as declared by our board of directors (“Board”), and to receive our remaining property and assets upon dissolution or wind up. Our common shares are not

ONCOLYTICS BIOTECH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
(in thousands, except share and per share amounts and where indicated)
subject to any future call or assessment and there are no pre-emptive, conversion, sinking fund or redemption rights attached to such shares. Our shareholders have no liability to further capital calls as all shares issued and outstanding are fully paid and non-assessable. No other classes of shares are currently permitted to be issued.
At-the-Market Offering Agreements
On June 17, 2022, we entered into an at-the-market (“ATM”) offering agreement with Canaccord Genuity Inc., which allowed us to issue common shares, at prevailing market prices, with an aggregate offering value of up to $65,000 over a 25-month period through the facilities of the Nasdaq Capital Market. During the year ended December 31, 2024, we sold 2,560,933 common shares for gross proceeds of $2,964 at an average price of $1.16. We received net proceeds of $2,827 after issuance costs of $137 (including commissions of $89). This ATM agreement was terminated on July 17, 2024.
On August 2, 2024, we entered into an ATM offering agreement with Cantor Fitzgerald & Co, which allowed us to issue common shares, at prevailing market prices, with an aggregate offering value of up to $50,000 over a 25-month period through the facilities of the Nasdaq Capital Market. During the year ended December 31, 2024, we sold 2,849,210 common shares for gross proceeds of $2,562 at an average price of $0.90. We received net proceeds of $2,154 after issuance costs of $408 (including commissions of $77). During the year ended December 31, 2025, we sold 12,441,368 common shares for gross proceeds of $9,392 at an average price of $0.75. We received net proceeds of $9,017 after issuance costs of $375 (including commissions of $282). This ATM agreement was terminated on August 22, 2025.
On October 17, 2025, we entered into an ATM offering agreement with BTIG, LLC, which allows us to issue common shares, at prevailing market prices, with an aggregate offering value of up to $50,000 through the facilities of the Nasdaq Capital Market. During the year ended December 31, 2025, we sold 2,996,337 common shares for gross proceeds of $3,137 at an average price of $1.05. We received net proceeds of $2,750 after issuance costs of $387 (including commissions of $94).
Standby Equity Purchase Agreement
On April 10, 2025, we entered into a standby equity purchase agreement (the “SEPA Arrangement”) with Alumni Capital LP (“Alumni”), an institutional investor. Pursuant to the SEPA Arrangement, we had the right to sell, and Alumni had the obligation to purchase, up to $20,000 (the “Commitment Amount”) worth of our common shares over a 15-month period based on the market price at the time of each sale to Alumni. The SEPA Arrangement limited Alumni's beneficial ownership to 4.99% of our common shares outstanding immediately prior to each sale, subject to an increase to 9.99% upon mutual agreement. The agreement also limited our sale of common shares to 19.99% of our common shares outstanding as of the execution date of the agreement, unless shareholder approval was obtained. Subject to the terms of the agreement, we had sole discretion over the timing and amount of all common share sales. In consideration for entering into the SEPA Arrangement, we agreed to issue up to 1,632,652 common shares to Alumni for commitment fees, comprised of 816,326 common shares issued upon execution of the agreement, and up to 816,326 common shares on a pro rata basis upon each sale of common shares.
The put option was classified as a liability because the SEPA Arrangement, which is a written put option, allowed for an increase in the number of shares to be issued to exceed 19.99% of our common shares outstanding with shareholder approval, and we were exposed to changes in currency exchange rates due to the fact that the strike price of each put option was denominated in U.S. dollars, which differed from our functional currency of Canadian dollars. The fair value of the put option was determined to be zero at inception and every period thereafter. The SEPA Arrangement was terminated on August 22, 2025.
During the year ended December 31, 2025, we exercised written put options and sold 6,650,000 common shares for gross proceeds of $2,348 at an average price of $0.35. As a result of exercising the put options under the SEPA Arrangement, we recognized a fair value loss of $388, which has been reported as fair value loss from SEPA Arrangement in the consolidated statements of operations and comprehensive loss. In addition, we issued 816,326 common shares to Alumni in settlement of the initial fixed commitment fee, and an additional 95,826 common shares to Alumni in settlement of the pro rata commitment fees payable in shares pursuant to the SEPA Arrangement. The noncash fair value of the common shares issued as payment for the commitment fees of $440, together with additional cash transaction costs of $110, has been recognized in general and administrative expense in the consolidated statements of operations and comprehensive loss.

ONCOLYTICS BIOTECH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
(in thousands, except share and per share amounts and where indicated)
Consultant Services Shares Issued
During the year ended December 31, 2025, we issued 3,301,699 common shares to consultants valued at $3,746, or a weighted-average price of $1.13 per share, as partial or total consideration for services received. We measured the fair value of these services based on the fair value of our common shares on the date we entered into each underlying consulting services agreement. We recognize stock-based compensation expense for these agreements over the time period we expect to receive services. For the year ended December 31, 2025, we recognized stock-based compensation expense of $3,467 related to these services and recorded $283 in prepaid expenses related to services not yet performed.
Compensation Warrants
In consideration of the services rendered by the underwriter as part of a public offering in 2023, we issued 536,693 compensation warrants. Each compensation warrant is exercisable into one common share at an exercise price of $2.25 up to 60 months from the date of issuance. At the issuance date, we used the Black-Scholes Model to estimate the fair value of the services rendered. As of December 31, 2025 and 2024, there were 536,693 compensation warrants outstanding.

Note 8: Stock-Based Compensation
Stock-Based Compensation Expense
Our stock-based compensation expense was as follows:

	Year Ended December 31,
	2025	2024
Stock-based compensation expense:
Pursuant to Equity Incentive Plans, Inducement Stock Options, and Inducement Share Awards	$3,104	$1,982
Pursuant to consulting service agreements	3,467	—
	$6,571	$1,982
Stock-based compensation expense in operating expenses:
Research and development	$2,480	$1,250
General and administrative	4,091	732
	$6,571	$1,982

Stock Options and Share Award Plans
Our amended and restated Stock Option Plan and Incentive Share Award Plan (collectively, the “Equity Incentive Plans”) were approved by our shareholders on May 9, 2023. Pursuant to our Equity Incentive Plans, we may grant stock options and restricted share award units (including RSUs and PSUs), to our directors, officers, employees, and consultants.
The number of common shares reserved for issuance under our Equity Incentive Plans in aggregate shall not exceed 14% of the total number of issued and outstanding common shares. As of December 31, 2025, we reserved 15,122,977 common shares for issuance relating to our Equity Incentive Plans. As of December 31, 2025, there were 1,008,178 common shares available for grant under the Equity Incentive Plan.
Inducement Equity Awards
During the year ended December 31, 2025, we granted inducement equity awards to certain of our key executives. These awards included stock options subject to a service condition, performance-based stock options (collectively, the “Inducement Stock Options”), and performance-based restricted share award units (“Inducement Share Awards”). The grants were made as a material inducement to employment in accordance with Nasdaq Listing Rule 5635(c)(4), and therefore did not require shareholder approval.

ONCOLYTICS BIOTECH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
(in thousands, except share and per share amounts and where indicated)
Stock Options
Our stock option activity for the years ended December 31, was as follows:

	Stock options subject only to a service condition
	Number Outstanding	Weighted- Average Exercise Price (i)	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2023	7,063,333	$2.11
Granted	2,016,800	$0.87
Forfeited	(39,167)	$1.50
Expired	(2,164,621)	$2.54
Outstanding as of December 31, 2024	6,876,345	$1.61	$205	2.8
Granted (ii)	11,444,896	$0.87
Forfeited	(211,733)	$1.00
Expired	(853,351)	$1.98
Exercised	(39,200)	$0.79
Outstanding as of December 31, 2025	17,216,957	$1.11	1,576	3.8
Vested and exercisable as of December 31, 2025	5,331,933	$1.64	$96	2.1

i.The weighted-average exercise prices reflect the conversion of Canadian dollar denominated stock options translated into U.S. dollars using the applicable foreign exchange rate as of the date of grant.
ii.Consists of 7,844,896 shares granted pursuant to the Stock Option Plan and 3,600,000 Inducement Stock Options.

	Stock options subject to a performance condition
	Number Outstanding	Weighted- Average Exercise Price (i)	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2024	—	$—
Granted (ii)	1,900,000	$0.42
Outstanding as of December 31, 2025	1,900,000	$0.42	$868	4.4
Vested and exercisable as of December 31, 2025	—	$—	$—	—

i.The weighted-average exercise prices reflect the conversion of Canadian dollar denominated stock options translated into U.S. dollars using the applicable foreign exchange rate as of the date of grant.
ii.Consists of 1,900,000 Inducement Stock Options.

ONCOLYTICS BIOTECH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
(in thousands, except share and per share amounts and where indicated)
The following table summarizes information about our stock options outstanding and exercisable at December 31, 2025:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price (i)	Weighted Average Remaining Contractual Life (in years)	Number Exercisable	Weighted Average Exercise Price (i)
$0.42 - $0.75	5,500,000	$0.45	4.5	—	$—
$0.76 - $0.99	4,242,700	$0.92	4.3	1,330,322	$0.80
$1.00 - $1.49	6,896,796	$1.15	4.2	1,536,650	$1.39
$1.50 - $1.99	576,006	$1.71	0.9	576,006	$1.71
$2.00 - $4.24	1,901,455	$2.41	1.2	1,888,955	$2.41
	19,116,957	$1.04	3.9	5,331,933	$1.64

i.The weighted-average exercise prices reflect the conversion of Canadian dollar denominated stock options translated into U.S. dollars using the applicable foreign exchange rate as of the date of grant.

During the year ended December 31, 2025, a total of 39,200 common shares were issued pursuant to option exercises for gross proceeds of $32. The intrinsic value of options exercised during the year ended December 31, 2025 was $7. There were no options exercised during the year ended December 31, 2024.
As of December 31, 2025, unrecognized compensation expense related to unvested stock options was $5,029, including $221 of compensation cost related to unvested stock options with a performance condition. These costs are expected to be recognized over a remaining weighted-average term of 1.7 years.
Stock option grants subject only to a service condition typically vest either immediately or annually over periods ranging from one to three years. The performance-based Inducement Stock Options will vest in full upon us generating a minimum of $25,000 in cumulative proceeds from new financing transactions.
We use the Black-Scholes Model to estimate fair value. We use historical data to estimate the expected dividend yield and expected volatility of our stock in determining the fair value of the stock options. The risk-free interest rate for options denominated in Canadian dollars is based on the Government of Canada benchmark bond yield rate applicable to the expected life of the award. The risk-free interest rate for options denominated in U.S. dollars is based on the U.S. Treasury rate applicable to the expected life of the award. The expected dividend yield is zero, as we do not expect to pay dividends for the foreseeable future.
The weighted-average assumptions used in the Black-Scholes Model to determine grant date fair value of employee and non-employee option grants were as follows for the years ended December 31:

	Year ended December 31,
	2025	2024
Risk-free interest rate	3.4%	3.1%
Expected life	4.4	3.0
Expected volatility	76.3%	66.4%
Expected dividend yield	— %	—%
Weighted-average grant date fair value of options (i)	$0.48	$0.40

i.The weighted-average exercise prices reflect the conversion of Canadian dollar denominated stock options translated into U.S. dollars using the applicable foreign exchange rate as of the date of grant.

ONCOLYTICS BIOTECH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
(in thousands, except share and per share amounts and where indicated)
RSUs
Our RSU activity for the years ended December 31, was as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value (i)	Intrinsic Value
Non-vested balance at December 31, 2023	398,440	$1.64
Granted	853,642	$0.81
Vested and released	(133,572)	$1.64	$121
Non-vested balance at December 31, 2024	1,118,510	$1.00
Granted	1,061,184	$0.70
Vested and released	(1,681,852)	$0.83	$1,235
Non-vested and expected to vest balance at December 31, 2025	497,842	$0.95	$435

i.The weighted-average grant date fair value prices reflect the conversion of Canadian dollar denominated RSUs translated into U.S. dollars using the applicable foreign exchange rate as of the date of grant.

As of December 31, 2025, unrecognized compensation expense related to non-vested RSUs was $175. These costs are expected to be recognized over a remaining weighted-average term of 1.2 years.
During the year ended December 31, 2025, we granted RSUs to independent members of the Board, our Interim Chief Executive Officer (“Interim CEO”), our Former Chief Executive Officer (“Former CEO”), and a consultant. The RSUs granted to independent members of the Board were made in lieu of cash compensation for the first half of 2025 and vested immediately. The RSUs granted to our Interim CEO were subject to immediate vesting or cliff vesting in two years, depending on the terms of the individual award. The RSUs granted to the Former CEO vested immediately upon grant. The RSUs grant to a consultant vested during the year ended December 31, 2025.
PSUs
During the year ended December 31, 2025, we granted Inducement Share Awards to certain key executives. These awards will vest upon our entry into a definitive agreement involving either the acquisition of our company or the exclusive license of pelareorep. If the performance condition for these awards is met, our current CEO will be entitled to receive a number of common shares equal to 2% of our then-outstanding common shares (2,160,425 at December 31, 2025), and our current Chief Business Officer will be entitled to receive 500,000 common shares. Accordingly, if the performance conditions had been met on December 31, 2025, a total of 2,660,425 common shares would be issuable pursuant to the Inducement Share Awards. Compensation expense for these awards will be recognized if and when the performance condition becomes probable or is achieved. To date, we have not recorded any compensation expense related to these awards.

Note 9: Net Loss Per Share
The following table shows the calculation of net loss per share:

	Year Ended December 31,
	2025	2024
Numerator:
Net loss - basic and diluted	$(28,759)	$(22,794)
Denominator:
Weighted-average common shares outstanding used to compute basic and diluted net loss per share	95,857,147	76,482,914
Net loss per share, basic and diluted	$(0.30)	$(0.30)

ONCOLYTICS BIOTECH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
(in thousands, except share and per share amounts and where indicated)
The amounts in the table below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Year Ended December 31,
	2025	2024
Outstanding warrants	8,203,743	8,203,743
Outstanding stock options	19,116,957	6,876,345
Outstanding RSUs and PSUs	3,158,267	1,118,510
	30,478,967	16,198,598

Note 10: Contract Liability
We entered into a Licensing Agreement with Adlai Nortye Biopharma Co., Ltd. (“Adlai”). Under the terms of the Licensing Agreement, Adlai will have exclusive development and commercialization rights to pelareorep in China, Hong Kong, Macau, Singapore, South Korea, and Taiwan. Pursuant to the Licensing Agreement, we are entitled to receive upfront license fees, development and regulatory milestone payments, royalties, and sales-based milestone payments.
Our contract liability balance at December 31, which we expect to record in revenue over the next five years, is as follows:

	2025	2024
Balance, beginning of year	$4,677	$5,088
Foreign exchange impact	233	(411)
Balance, end of year	$4,910	$4,677

Note 11: Commitments and Contingencies
Indemnification of Officers and Directors
Our corporate bylaws require that, except to the extent expressly prohibited by law, we will indemnify our officers and directors against all costs, charges, and expenses, including an amount paid to settle an action or satisfy a judgment reasonably incurred in respect of any civil, criminal, or administrative action or proceeding as it relates to their services to us. The bylaws provide no limit to the amount of the indemnification. We have purchased directors’ and officers’ insurance coverage to cover claims made against the directors and officers during the applicable policy periods. The amounts and types of coverage have varied from period to period as dictated by market conditions. We believe that we have adequate insurance coverage, however, there is no guarantee that all indemnification payments will be covered under our existing insurance policies.
There is no pending litigation or proceeding involving any of our officers or directors as to which indemnification is being sought, nor are we aware of any threatened litigation that may result in claims for indemnification.
Commitments
As of December 31, 2025, we are committed to payments of approximately $1,248 for activities mainly related to our clinical trial and manufacturing programs, which are expected to occur over the next two years. We are able to cancel most of these agreements with notice. The ultimate amount and timing of these payments are subject to changes in our research and development plan.

ONCOLYTICS BIOTECH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
(in thousands, except share and per share amounts and where indicated)
Note 12: Income Taxes
The Company carries on business in Canada and foreign jurisdictions. Our subsidiaries file income tax returns in Canada and the U.S. and Barbados. The income taxes of the Company and our subsidiaries are presented on a separate return basis for each tax-paying entity.
The components of our loss before income taxes were as follows:

	Year Ended December 31,
	2025	2024
Domestic - Canada	$(15,605)	$(5,237)
Foreign - outside of Canada	(13,075)	(17,462)
Loss before income taxes	$(28,680)	$(22,699)

Our income tax expense consists of the following:

	Current	Deferred	Total
Year ended December 31, 2025:
Domestic - Canada	$—	$—	$—
Foreign - outside of Canada	79	—	79
Total income tax expense	$79	$—	$79

Year ended December 31, 2024:
Domestic - Canada	$—	$—	$—
Foreign - outside of Canada	95	—	95
Total income tax expense	$95	$—	$95

ONCOLYTICS BIOTECH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
(in thousands, except share and per share amounts and where indicated)
Income tax expense attributable to our loss before income taxes differs from the amounts computed using the applicable income tax rates as a result of the following factors as of December 31:

	2025		2024
Anticipated tax recovery - Canadian federal	$(4,302)	15.0%	$(3,405)	15.0%
Anticipated tax recovery - Canadian provincial	(2,294)	8.0%	(1,816)	8.0%
Foreign tax effects:
Barbados:
Statutory tax rate difference between Barbados and Canada	1,832	(6.4)%	2,428	(10.7)%
Expiration of loss carryforwards	1,055	(3.7)%	1,186	(5.2)%
Effects of foreign exchange	(30)	0.1%	33	(0.1)%
Changes in valuation allowances	153	(0.5)%	341	(1.5)%
Other	—	—%	5	—%
United States:
Statutory tax rate difference between United States and Canada	(23)	0.1%	(8)	—%
Stock-based payment awards	161	(0.6)%	187	(0.8)%
Effects of foreign exchange	37	(0.1)%	(59)	0.3%
Imputed interest amounts	71	(0.2)%	86	(0.4)%
Changes in valuation allowances	114	(0.4)%	24	(0.1)%
Investment tax credits	(204)	0.7%	(112)	0.5%
Changes in valuation allowances	1,890	(6.6)%	893	(3.9)%
Nontaxable or nondeductible items:
Stock-based payment awards	1,597	(5.6)%	299	(1.3)%
Warrant revaluation	(35)	0.1%	(269)	1.2%
Effects of foreign exchange	68	(0.2)%	276	(1.2)%
Other	(11)	—%	6	—%
Income tax expense / effective tax rate	$79	(0.3)%	$95	(0.4)%

Deferred income taxes have not been recorded on the basis differences for investments in consolidated subsidiaries as these basis differences are indefinitely reinvested or will reverse in a non-taxable manner. Quantification of the deferred income tax liability, if any, associated with indefinitely reinvested basis differences is not practicable.
As of December 31, 2025 and 2024, we have loss carryforwards of $202,778 and $182,229, respectively, and investment tax credits of $3,624 and $3,581, respectively. No deferred income tax asset has been recorded with respect to these amounts. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the deferred income tax assets. A significant piece of objective negative evidence evaluated was the cumulative losses and unutilized investment tax credits. On the basis of this evaluation, a valuation allowance of $40,053 and $36,145 has been recorded. The amount of the deferred income tax asset considered realizable could be adjusted if additional objectively verifiable positive evidence materializes in future reporting periods. These loss carryforwards expire between 2026 and 2045, and investment tax credits expire between 2026 and 2045.

ONCOLYTICS BIOTECH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
(in thousands, except share and per share amounts and where indicated)
Deferred taxes result from the temporary differences between financial reporting carrying amounts and the tax basis of existing assets and liabilities. The significant components of our deferred tax assets and liabilities are as follows:

	December 31, 2025	December 31, 2024
Deferred tax assets :
Loss carryforwards	$31,523	$27,859
Lease liabilities	152	195
Research and development expenditures, net of investment tax credits	7,769	7,518
Property and equipment	295	288
Share issuance costs	459	463
Deferred tax assets	40,198	36,323
Valuation allowance	(40,053)	(36,145)
Offset of tax	(145)	(178)
Net deferred tax asset	—	—

Deferred tax liabilities :
Property and equipment	(22)	(1)
Right-of-use assets	(123)	(177)
Deferred tax liabilities	(145)	(178)
Offset of tax	145	178
Net deferred tax liability	$—	$—

The Company operates in a number of tax jurisdictions and is subject to examination of its income tax returns by tax authorities in those jurisdictions who may challenge any item on these returns. Because the tax matters challenged by tax authorities are typically complex, the ultimate outcome of these challenges is uncertain. The Company recognized the benefit of uncertain tax positions in the consolidated financial statements after determining that it is more-likely-than-not the uncertain tax positions will be sustained. We are not aware of any material income tax examinations currently in progress by any taxing jurisdiction.
Cash paid for taxes during the years ended December 31, 2025 and 2024 was $67 and $134, respectively, all of which related to U.S. federal and state taxes.

ONCOLYTICS BIOTECH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
(in thousands, except share and per share amounts and where indicated)
Note 13: Segment Information
We manage our operations as a single reportable and operating segment for the purposes of assessing performance and making operating decisions. Our chief operating decision maker (“CODM”) is made up of our Chief Executive Officer and Chief Financial Officer. The CODM assesses performance and manages and allocates resources on a total company basis. Further, the CODM reviews and utilizes functional expenses at the consolidated level to manage our operations. The measure of segment assets is reported on the consolidated balance sheets as total assets.
The following table provides information about our single segment:

	Year Ended December 31,
	2025	2024
Operating Expenses:
Significant components of research and development (R&D) expenses:
Clinical trial expenses	$1,845	$4,050
Manufacturing and related process development expenses	4,353	6,018
Personnel-related expenses	7,001	5,218
Significant components of general and administrative (G&A) expenses:
Public company-related expenses	10,238	5,633
Personnel-related expenses	3,861	3,407
Intellectual property expenses	584	315
All other R&D and G&A expenses	843	901
Total operating expenses	28,725	25,542
Loss from operations	(28,725)	(25,542)
Total other income, net	45	2,843
Income tax expense	(79)	(95)
Net loss	$(28,759)	$(22,794)

Note 14: Employee Benefit Plans
We maintain a tax-qualified defined contribution retirement plan (the “401(k) Plan”), which allows eligible U.S. employees to contribute a portion of their annual compensation, subject to maximum limits specified by law. Eligible employees may elect to participate in the 401(k) Plan beginning on their hire date. We contribute an amount up to 4% of each employees’ compensation under the safe harbor provisions provided by the Internal Revenue Service rules governing 401(k) plans. Employee and employer safe harbor contributions vest immediately. We made employer contributions to the 401(k) Plan of $123 and $96, during the years ended December 31, 2025 and 2024, respectively.

Note 15: Subsequent Events
Proceeds from sales of common shares
From January 1, 2026 to March 23, 2026, we sold 7,446,574 common shares pursuant to our ATM offering agreement with BTIG, LLC, for gross proceeds of $7,861 at an average price of $1.06. We received net proceeds of $7,625 after commissions of $236.
Shareholder Approval of Domestication Initiative
On October 20, 2025, we filed a Registration Statement on Form F-4 with the U.S. Securities and Exchange Commission (as amended by Amendment No. 1 to Form F-4, as filed on December 5, 2025) that included a management circular, prospectus and other relevant documents related to various proposals contained therein. It included plans to hold a Special Meeting of Shareholders to vote on, among other things, a series of transactions that will change the jurisdiction of our company from the Province of Alberta in Canada to the State of Nevada in the United States of America (the “Domestication”). On January 15, 2026, the resolutions described in this registration statement related to the Domestication were passed. On March 17, 2026, as

ONCOLYTICS BIOTECH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
(in thousands, except share and per share amounts and where indicated)
part of the Domestication process, we changed our jurisdiction of incorporation to the Province of British Columbia in Canada. We expect the Domestication to become effective on or around March 31, 2026.
Shareholder Approval of 2026 Incentive Award Plan
At the Special Meeting of Shareholders held on January 15, 2026, shareholders approved the Oncolytics Biotech Inc. 2026 Incentive Award Plan (the “2026 Plan”), which will become effective upon effectiveness of the Domestication. If the 2026 Plan becomes effective, the number of shares reserved for issuance under the 2026 Plan will equal the sum of (i) 6,500,000 shares; (ii) any shares that remain available under the prior Equity Incentive Plans, as defined in described in Note 8; (iii) any shares that are subject to awards under the prior Equity Incentive Plans which are forfeited or lapse unexercised and which are not issued under the prior Equity Incentive Plans; and (iv) an annual increase on the first day of each calendar year beginning January 1, 2027 and ending on and including January 1, 2036, equal to the lesser of (A) 6% of the aggregate number of shares outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares as is determined by the Board or the compensation committee. Upon the effective date of the 2026 Plan, we will cease granting awards under the prior Equity Incentive Plans, but any awards granted under the prior Equity Incentive Plans will remain subject to the terms of the applicable prior plans.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
It is the conclusion of our Chief Executive Officer and Chief Financial Officer that our Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), based on their evaluation of these controls and procedures as of the end of the period covered by this Annual Report, are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by the Board, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, 2013 Framework, (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2025, the Company’s internal control over financial reporting was effective based on those criteria.
This Annual Report does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting, in accordance with applicable SEC rules that permit the Company to provide only management’s report in this Annual Report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS
The following table sets forth information regarding our directors and executive officers as of the date of this Annual Report.

Name	Age	Position Held
Jared Kelly	40	Chief Executive Officer and Director
Andrew Aromando	56	Chief Business Officer
Allison Hagerman	42	Chief Technology Officer
Thomas C. Heineman	67	Chief Medical Officer
Kirk Look	54	Chief Financial Officer
Wayne Pisano	71	Director and Chair
Patricia Andrews	68	Director
Deborah M. Brown	64	Director
Angela Holtham	75	Director
James T. Parsons	60	Director
Jonathan Rigby	58	Director
Bernd R. Seizinger	69	Director

Jared Kelly became the Company’s Chief Executive Officer (“CEO”) and a member of the Board in June 2025. Mr. Kelly is an accomplished lawyer and executive with a distinguished career in corporate law, particularly within the biotechnology sector. Mr. Kelly most recently served as a strategic advisor to Soleva Pharma from June 2024 to May 2025, where he advised the company regarding corporate strategy, sourced marketed products, negotiated and delivered term sheets, managed financing and deal structuring with pharmaceutical companies. Prior to this role, from June 2023 to March 2024, Mr. Kelly served as head of legal and corporate strategy at Ambrx and played a central role in its $2 billion sale to Johnson & Johnson. He has managed numerous transactions in the biotech space for companies at various stages of development. After leaving Ambrx, he has served as an advisor to multiple public and private drug development and pharmaceutical companies. Prior to becoming a biotech executive, Mr. Kelly was a sought-after public company lawyer who began his career with Kirkland & Ellis LLP in 2014, where he represented various public companies in securities offerings, IPOs and merger transactions. He also served as a partner at Lowenstein Sandler LLP from 2021 to 2023, where his practice focused on representing biotechnology companies in financing transactions, mergers and acquisitions, and other complex transactions. Mr. Kelly received his J.D. and an LL.M. in Securities and Financial Regulation from Georgetown University Law Center, where he was the recipient of multiple honors and fellowships, including the Lane Evans Fellowship and Decrane Scholarship. Mr. Kelly’s previous business and legal experience, specifically with respect to corporate finance and transactions in the drug development and pharmaceutical industry, makes him well qualified to serve on the Board.
Andrew Aromando became the Company’s Chief Business Officer in June 2025. Mr. Aromando is an accomplished biopharmaceutical executive with over 30 years of industry experience. He has a proven track record of demonstrated expertise in oncology portfolio optimization, corporate development and operational excellence. Prior to Oncolytics, he served in C-level positions for nearly 20 years at multiple oncology-focused biotech and specialty pharmaceutical companies, where he led corporate strategy, acquired and advanced clinical-stage candidates, developed and executed commercialization plans for marketed products that increased sales, and negotiated successful exits. Mr. Aromando most recently served as Chief Operating Officer at Ambrx Biopharma from April 2023 to March 2024, where his contributions were instrumental in the $2 billion acquisition of the San Diego-based, oncology-focused biotech by Johnson & Johnson. He was the founding CEO of Soleva Pharma, a commercial-stage, specialty medical device company focused on prescription-only, supportive cancer care therapies from January 2020 to March 2023, and interim CEO at Soleva from April 2024 to May 2025. He also previously served in senior executive roles at global biopharma industry service providers such as IQVIA, Syneos Health and WCG Clinical, leading highly-credentialed teams of subject matter experts focused on developing clinical and commercial solutions for early, mid- and late-stage drug candidates, new products and mature brands across therapeutic areas. He began his career as a sales representative at Sandoz Pharmaceuticals (now Novartis). Mr. Aromando holds a B.A. from The College of New Jersey and an M.A. from Rutgers University.

Allison Hagerman joined Oncolytics in 2010, and assumed the role of Chief Technology Officer (“CTO”) in January 2026. Prior to becoming our CTO, Ms. Hagerman was the Vice President, Product Development from 2017 to 2026; Director, Manufacturing and Engineering from 2013 to 2017; and Project Manager from 2010 to 2013. Ms. Hagerman is a Professional Engineer (P.Eng., APEGA) and Project Management Professional (PMP, PMI). She holds a Master of Biomedical Technology degree from the University of Calgary, and B.Sc. degrees in both Chemical Engineering and Biological Sciences.
Thomas C. Heineman joined Oncolytics in 2020. Prior to being appointed as Chief Medical Officer in December 2021, Dr. Heineman was the Head of Global Clinical Development and Operations from August 2020 to December 2021. Prior to joining Oncolytics, Dr. Heineman served as Senior Vice President and Head of Clinical Development at Denovo Biopharma. Prior to his time at Denovo, Dr. Heineman served as Vice President and Head of Clinical Development at Genocea Biosciences and Halozyme Therapeutics, where he was also the Head of Translational Medicine, and oversaw clinical trials in indications such as breast and pancreatic cancer. Dr. Heineman’s experience further extends to big pharma and academia where he previously held roles as Senior Director, Global Clinical Research and Development at GlaxoSmithKline and Associate Professor at the Saint Louis University School of Medicine. Dr. Heineman has coauthored over 60 peer-reviewed publications and is board certified in Internal Medicine and Infectious Diseases. He completed his fellowship in Infectious Diseases at the National Institutes of Health and his internship and residency at the University of Maryland. Dr. Heineman earned his MD at the University of Chicago, where he also received a PhD in molecular genetics.
Kirk Look joined Oncolytics as the Company’s Controller in April 2003, and assumed the role of Chief Financial Officer (“CFO”) in November 2012. Prior to joining Oncolytics, from 2000 to April 2003, Mr. Look was Manager of Audit and Assurance Services with Ernst & Young LLP in Canada. Mr. Look is a Chartered Professional Accountant, and holds a Master of Legal Studies from the Seton Hall University School of Law and a Bachelor of Commerce from the University of Calgary.

Wayne Pisano has been a director since May 9, 2013. Mr. Pisano was appointed as Interim Chief Executive Officer in June 2024 and served in that role until June 2025. Mr. Pisano has served as a Director/Chairman of several publicly traded companies in the U.S. and Canada and has more than 30 years of experience as a pharmaceutical industry executive. He served as the president and CEO of VaxInnate, a privately held biotech company from January 2012 to November 2016. Mr. Pisano was also the president and CEO of Sanofi Pasteur, one of the largest vaccine companies in the world. He joined Sanofi Pasteur in 1997, assuming increasing levels of responsibility. He was promoted to President and CEO in 2007, the position he successfully held until his retirement in 2011. Prior to joining Sanofi Pasteur, he spent 11 years with Novartis (formerly Sandoz). He has a bachelor’s degree in biology from St. John Fisher College, New York and an MBA from the University of Dayton, Ohio. Mr. Pisano’s extensive executive leadership and directorship experience in the pharmaceutical and biotechnology industry makes him well qualified to serve as Chairman of the Board.

Patricia Andrews has been a director since January 5, 2024. Ms. Andrews is a director on the board of Glenmark Pharmaceuticals, a global pharmaceutical company, and at its wholly owned U.S. subsidiary, IGI, a clinical stage research and development oncology company. From 2017 to 2025, Ms. Andrews was on the board of GlycoMimetics, a clinical stage research and development company. Ms. Andrews was the CEO of Sumitomo Pharma Oncology, Inc., a clinical-stage research and development biopharmaceutical company, and an Executive Officer of Sumitomo Pharma Co., Ltd., a global healthcare corporation, from 2017 to 2023, as well as the Global Head of Oncology for Sumitomo Pharma Co., Ltd. from 2020 to 2023. Prior to joining this organization in 2013, she was Executive Vice President and Chief Commercial Officer at Incyte, where she established the commercial organization and launched its first product, the first-in-class, first-in-disease, oncology product Jakafi®. She was also responsible for business development and completed multiple significant product licensing deals for Incyte. Ms. Andrews held increasing leadership positions at Pfizer from 1991 to 2008, with her final role being Vice President and General Manager of the U.S. Oncology Business Unit. Ms. Andrews received her M.B.A. from the University of Michigan and her B.A. from Brown University. Ms. Andrews’ extensive executive leadership and directorship experience in the pharmaceutical and oncology sectors makes her well qualified to serve on the Board.

Deborah M. Brown has been a director since November 2, 2017. Ms. Brown has held senior leadership roles in both pharmaceutical companies and professional healthcare service firms, most recently at Eversana. She was an executive at EMD Serono from 2000 to 2014, holding the positions of Executive Vice President of Neuroimmunology for the company’s U.S. operations, Regional Vice President, and President and Managing Director of the company’s Canadian operations. In 2012, Ms. Brown served as Chair of the National Pharmaceutical Organization (now Innovative Medicines Canada) and served on its board from 2007 to 2014. Ms. Brown was a longstanding director at BioTECanada and Life Sciences Ontario. She has served as a corporate director for several public life science companies. She currently also sits on the board of a regional SPCA. Ms. Brown holds an MBA from the Ivey School of Business, an Honors B.Sc, and has completed the Institute of Corporate Directors Designation (ICD.D) at the University of Toronto. Ms. Brown’s senior leadership experience across pharmaceutical companies and healthcare service firms, combined with her board service on life science companies, makes her well qualified to serve on the Board.

Angela Holtham has been a director since June 18, 2014. Ms. Holtham held a number of financial positions over a 19-year career with the Canadian subsidiary of Nabisco Inc., rising to become Senior Vice President and CFO. In 2002, she joined

Toronto, Ontario-based Hospital for Sick Children as Vice President, Finance and CFO, a position she held for eight years. Through her career she has participated in myriad initiatives ranging from traditional finance functions and operations oversight to intellectual property portfolio management and mergers and acquisitions. In more recent years she has held numerous governance roles on various boards in both the publicly traded and not-for-profit sectors and held short term contract positions. Ms. Holtham is an FCPA, FCMA, holds an MBA from the University of Toronto - Rotman School of Management and has completed the Institute of Corporate Directors Designation (ICD.D). Ms. Holtham’s deep financial and operational expertise makes her well qualified to serve on the Board.

James T. Parsons has been a director since June 16, 2022. Mr. Parsons is the CFO of Sernova Biotherapeutics., a TSX-listed clinical stage regenerative medicine company, since October 2024. He previously served as the CFO of Trillium Therapeutics Inc. from August 2011 through its acquisition by Pfizer in November 2021 for an aggregate purchase price of approximately $2.2 billion. Prior to his time at Trillium, Mr. Parsons served as Vice President, Finance, at DiaMedica Therapeutics Inc, CFO of ProMIS Neurosciences (formerly Amorfix Life Sciences Ltd.), and CFO and Vice President, Finance and Administration, at Aptose Biosciences Inc. (formerly Lorus Therapeutics). Mr. Parsons is the chair of the board and chair of the audit committee of DiaMedica Therapeutics Inc. Mr. Parsons has a Master of Accounting degree from the University of Waterloo and is a Chartered Professional Accountant and Chartered Accountant. Mr. Parsons’ significant financial leadership experience in the pharmaceutical and biotechnology sectors makes him well qualified to serve on the Board.

Jonathan Rigby has been a director since August 30, 2022. Mr. Rigby is currently CEO of Sernova Biotherapeutics. Previously he was the Group CEO of Revolo Biotherapeutics, where he led a team focused on the development of therapies for autoimmune and allergic diseases. Previously, he was the CEO of SteadyMed Ltd., which he led through a NASDAQ listing and sale to United Therapeutics Corporation. Prior to his time at SteadyMed, Mr. Rigby co-founded Zogenix, Inc., a CNS-focused specialty pharmaceutical company that was acquired by UCB in a transaction valued at up to approximately $1.9 billion. Before co-founding Zogenix, Mr. Rigby held roles of increasing responsibility in commercial and business development functions at large pharmaceutical companies such as Merck, Bristol Myers Squibb, and Profile Therapeutics (now Phillips Medical). In addition to his Oncolytics appointment, Mr. Rigby is also a member of the ImmunoMolecular Therapeutics board, a director at Realta Life Sciences and chairman of Exciting Instruments (UK). He was also the chairman of BioPlus Acquisition Corp., a Nasdaq-listed biotech acquisition company. He holds a B.S. with Honors in Biological Sciences from Sheffield University, UK, and an M.B.A. from Portsmouth University, UK. Mr. Rigby’s extensive executive leadership and directorship experience in pharmaceutical and biotechnology companies makes him well qualified to serve on the Board.

Bernd R. Seizinger has been a director since June 8, 2015. Dr. Seizinger has been board member/chairman in multiple public and private biotech companies in the U.S. and Europe. From 1998 to 2009, he served as President and CEO of GPC Biotech. He also served as Vice President of Oncology Drug Discovery and, in parallel, Vice President of Corporate and Academic Alliances at Bristol-Myers Squibb. Prior to his appointments in the biotechnology and pharmaceuticals sectors, Dr. Seizinger held professorships and senior staff appointments at Harvard Medical School, Princeton University, and Massachusetts General Hospital. He also currently sits on multiple biotech boards, including three additional public boards: Aptose Biosciences, Aprea Therapeutics, and BioInvent. Dr. Seizinger was a non-executive independent director of Opsona Therapeutics Ltd., a private company formed under the laws of Ireland, which filed for a creditors’ voluntary liquidation under applicable Irish law in December 2018. Dr. Seizinger received his M.D. from Ludwig-Maximilians-Universität Munich, and his Ph.D. from Max-Planck-Institute of Psychiatry/Neurobiology in Munich. Dr. Seizinger’s distinguished career spanning biotechnology, pharmaceutical, and academic sectors, together with his extensive directorship experience in biotechnology companies, makes him well qualified to serve on the Board.
Family Relationships
There are no family relationships among our directors and executive officers, or person nominated or chosen by the Company to become a director or executive officer.

CORPORATE GOVERNANCE
Code of Ethics
Our Board has adopted a Code of Ethics for the Company that includes our Chief Executive Officer, Chief Financial Officer and Accounting Officer that applies to our Chief Executive Officer, Chief Financial Officer, and Controller. A copy of this Code of Ethics may be found on the Company’s website at www.oncolyticsbiotech.com. Requests for such copies should be directed to us at the following address: Oncolytics Biotech Inc., 4350 Executive Drive, Suite 325, San Diego, California 92121, Attention: Kirk Look. Telephone: (403) 670-7377. Facsimile: (403) 283-0858. EMAIL: info@oncolyticsbiotech.com.
There were no amendments to our Code of Ethics during the fiscal year ended December 31, 2025. We did not grant any waivers to the provisions of our Code of Ethics during the fiscal year ended December 31, 2025.
Insider Trading Policies
On March 5, 2020, the Company approved its amended Corporate Trading Policy, which sets forth guidelines that apply to directors, officers and employees of the Company and its subsidiaries. There are also specific guidelines that apply to directors and officers, as follows:
•The Insider Trading Policy provides for quarterly trading blackouts for all directors, officers and employees beginning five days prior to the meeting of the Audit Committee where the Financial Information will be reviewed and ending one day after public dissemination of the financial results of the fiscal quarter.
•Directors and officers should obtain pre-clearance for all trading activities from either the Chief Executive Officer or the Chief Financial Officer. This pre-clearance is intended to provide an additional review of current business initiatives to ensure that trading does not occur while material non-public information exists.
•Directors and officers must report all trading in securities to the Chief Financial Officer within 24 hours of the transaction taking place. Trading includes purchase and sale of securities, exercise of options, and transfer of securities.
•The Insider Trading Policy prohibits trading while in possession of material non-public information regarding the Company and prohibits short selling, trading in derivative securities, hedging transactions and other similar types of speculative trading in the Company’s securities.
A copy of the Insider Trading Policy has been filed as Exhibit 19.1 to this Annual Report.
Audit Committee
The Company has formed an Audit Committee, in accordance with Section 3(a)(58)(A) of the Exchange Act, consisting of at least three independent directors pursuant to Rule 5605(a)(2) and Rule 5605(c)(2) of the Nasdaq Capital Market Listing Rules and Rule 10A-3 of the Exchange Act. Ms. Brown, Ms. Holtham, and Mr. Parsons, none of whom are nor have been employees or officers of the Company or any of its affiliates, serve as members of the Audit Committee. Each Audit Committee member is financially literate.
Our Audit Committee reviews and approves the scope of the annual audits of our financial statements, reviews our internal control over financial reporting, reviews and approves services performed by the independent auditors, reviews the findings and recommendations of the independent auditors, and periodically reviews major accounting policies.
Our Board has determined that each of the Audit Committee members, Angela Holtham, Deborah M. Brown, and James T. Parsons is an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and each is independent pursuant to the Rule 5605(d)(2) of the Nasdaq Capital Market and Rule 10A-3 of the Exchange Act.
The Audit Committee’s written mandate is located on the Company’s website at www.oncolyticsbiotech.com/investor-overview/corporate-governance/.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION
This section discusses the material components of the compensation programs for our executive officers who are named in the “2025 Summary Compensation Table” below. In 2025, our “named executive officers” and their positions were as follows:
•Jared Kelly, Chief Executive Officer (“CEO”);
•Wayne Pisano, former Interim CEO;
•Kirk Look, Chief Financial Officer; and
•Thomas C. Heineman, Chief Medical Officer.
2025 Summary Compensation Table
The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2025 and 2024.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)(1)	Option awards ($)(1)	Non-equity incentive plan compensation ($)(2)	All other compensation ($)(3)	Total ($)
Jared Kelly(4) Chief Executive Officer	2025	$318,093	$—	$—	$1,780,836	$—	$9,583	$2,108,512
Wayne Pisano	2025	$110,000	$—	$124,419	$108,722	$50,000	$40,000	$433,141
Former Interim CEO	2024	$73,963	$—	$66,243	$13,577	$—	$80,000	$233,783
Kirk Look(5)	2025	$460,978	$—	$—	$547,046	$90,500	$23,705	$1,122,229
Chief Financial Officer	2024	$415,233	$—	$146,759	$88,197	$—	$21,933	$672,122
Thomas C. Heineman	2025	$550,971	$—	$—	$521,871	$110,500	$14,000	$1,197,342
Chief Medical Officer	2024	$521,027	$—	$167,818	$88,197	$—	$13,800	$790,842

Notes:
(1)Amounts reflect the full grant-date fair value of stock awards and option awards computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all stock awards and option awards made to executive officers in Note 8 to the consolidated financial statements included in this Annual Report.
(2)The amounts shown relate to the annual cash short-term incentive awards and are paid in the year earned.
(3)With the exception of Mr. Pisano, the amounts set forth under this column represent contributions to the named executive officer’s retirement savings plan paid for by the Company. For Mr. Pisano, the dollar amounts set forth under this column represent cash director compensation in his capacity as a director prior to and after his service as Interim CEO.
(4)Mr. Kelly was appointed as our CEO in June 2025. For performance-based stock awards and option awards granted to Mr. Kelly, the amounts were calculated based on the probable outcome of the performance condition as of the grant date. No value was assigned to Mr. Kelly’s performance-based stock awards as achievement of the performance condition as of the grant date was not probable. The value of Mr. Kelly’s performance-based stock awards as of the grant date assuming attainment of the maximum level of performance is $784,484.
(5)Canadian employees are paid in Canadian dollars (“CAD”). These amounts are presented in U.S. dollars and have been converted at an exchange rate of U.S.$1.00 = CAD$1.3706 and CAD$1.4389 for 2025 and 2024, respectively.

Narrative to 2025 Summary Compensation Table
Base Salary
Base salary for each named executive officer is determined by the individual’s skill set, abilities, experience and past performance. Mr. Kelly’s 2025 annual base salary was established as part of the negotiations for his hiring. Base salary for Mr. Look and Mr. Heineman remained unchanged from 2024 levels. For the period he served as Interim CEO, Mr. Pisano received a monthly salary equal to the U.S. dollar equivalent of CAD$14,600 in 2024 and $20,000 in 2025.
Short-Term Incentives
During 2025, Mr. Kelly was eligible for a short-term incentive bonus of up to 50% of his base salary, pro-rated based on his partial year of employment with us. No bonus was awarded to Mr. Kelly in 2025. Messrs. Pisano, Look and Heineman were eligible for a short-term incentive bonus of up to 50%, 40% and 40% of their respective base salaries. For each of the foregoing executives, 100% of the short-term incentive bonus was based on corporate objectives relating to clinical development and financing objectives centered on strengthening the Company’s capital position and enhancing shareholder value. Quantitative measures were generally not established for the short-term incentive bonus for 2025. Instead, these performance objectives and areas of emphasis were used as a guide by the Compensation Committee and the Board in determining overall corporate performance as they represented those areas in which the executive team and the employees were expected to focus their efforts during the year.
In evaluating management’s performance relative to corporate performance for 2025, the Compensation Committee determined to award a corporate achievement level of 50%. This corporate achievement level was then used to determine the short-term incentive bonuses for each executive, which are set forth in the “Non-Equity Incentive Plan Compensation” column of the 2025 Summary Compensation Table above.
Long-Term Incentives
The Company utilizes options and share awards to ensure that the long-term interests of its executives align with the interests of the Company’s shareholders. The Board determines and approves the amount of each option and share award grant based on the overall performance of the Company and having regard to previous grants made to its executives and the overall equity ownership levels of executives. For options awarded in 2025, the named executive’s option grants generally vest in three equal annual installments beginning on the first anniversary of the grant date. Mr. Kelly’s performance-based options awarded in 2025 will vest in full upon us generating a minimum of $25 million in cumulative proceeds from new financing transactions. When share awards are granted, vesting typically occurs annually over a one-year, two-year or three-year period.
The Company has historically issued options under its Amended and Restated Stock Option Plan (the “Stock Option Plan”) and restricted share award units that contain a service condition (“RSUs”) and performance share award units (“PSUs”) under its Amended and Restated Incentive Share Award Plan (the “Share Award Plan”).
The following table sets forth the options and RSUs and PSUs granted to our named executive officers during 2025 as the long-term incentive component of our compensation program. Except as noted below for Mr. Kelly, these options and RSUs were granted under our Stock Option Plan and Share Award Plan, respectively. Options were granted with exercise prices equal to the fair market value of our common shares on the date of grant, as determined by the Board under the terms of the Stock Option Plan.

Named Executive Officer	2025 Options Granted	2025 Stock Awards Granted
Jared Kelly(1)	5,500,000	1,886,340
Wayne Pisano	157,500	208,469
Kirk Look	820,000	—
Thomas C. Heineman	820,000	—

Note:
(1)As a material inducement to Mr. Kelly commencing employment as CEO of the Company in June 2025, the Company made standalone grants to Mr. Kelly of certain options to purchase common shares and PSUs. Upon occurrence of a performance vesting event, the number of PSUs subject to Mr. Kelly’s inducement award agreement shall automatically be adjusted to that number of PSUs as is equal to 2% of the number of the Company’s common shares that are issued and outstanding immediately prior to the performance vesting event. As of the date of grant, Mr. Kelly would have been eligible to receive a total of 1,886,340 common shares upon vesting of the PSUs. These grants to Mr. Kelly were not made under the Stock Option Plan or Share Award Plan, but the awards will be subject in all respects to the terms of the Stock Option Plan, with respect to option awards, and Share Award Plan, with respect to PSUs as if issued under the respective plan. The Company relied on Nasdaq Listing Rule 5635(c)(4) with respect to the inducement award grants made to Mr. Kelly.
Other Elements of Compensation
Retirement Plans – We maintain a tax-qualified defined contribution retirement plan (the “401(k) Plan”), which allows eligible U.S. employees, including named executive officers, to contribute a portion of their annual compensation, subject only to maximum limits specified by law. We contribute an amount up to 4% of each employees’ compensation under the safe harbor provisions provided by the Internal Revenue Service rules governing 401(k) plans. Employee and employer safe harbor contributions vest immediately.
For Canadian employees, we contribute an amount to eligible employees’ registered retirement savings plan accounts in an amount equal to 10% of base salary, up to the maximum allowable annual contribution prescribed by the Canada Revenue Agency.
Health/Welfare Plans – All of our full-time employees, including our named executive officers, are eligible to participate in our health and welfare plans, including:
•medical, dental and vision benefits;
•medical and dependent care flexible spending accounts;
•short-term and long-term disability insurance; and
•life insurance.
For Canadian eligible employees, we operate a Healthcare Spending Account in lieu of a traditional benefits plan. We make available an amount equal to 8.25% of the employee’s base salary to be applied towards payments of benefits selected by the employee that qualify as eligible medical expenses prescribed by the Canada Revenue Agency.
We believe the benefits described above are necessary and appropriate to provide a competitive compensation package to our named executive officers.
Outstanding Equity Awards at Fiscal Year End 2025
The following table summarizes the number of common shares underlying outstanding Stock Option Plan, Share Award Plan and inducement equity awards for each named executive officer as of December 31, 2025.

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)(1)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Jared Kelly(3)	6/11/2025	—	1,900,000	CAD	0.57	6/11/2030
Jared Kelly(4)	6/11/2025	—	2,850,000	CAD	0.57	6/11/2030
Jared Kelly(4)	8/15/2025	—	450,000		$1.08	8/15/2030
Jared Kelly(4)	12/15/2025	—	350,000		$0.99	12/15/2030
Jared Kelly(5)	6/11/2025								2,160,425	$1,888,211
Wayne Pisano(6)	3/8/2021	37,500	—	CAD	3.40	3/8/2026
Wayne Pisano(6)	6/16/2022	37,500	—	CAD	1.14	6/16/2026
Wayne Pisano(6)	8/15/2023	37,500	—	CAD	2.76	8/15/2028
Wayne Pisano(6)	12/18/2024	37,500	—	CAD	1.13	12/18/2029
Wayne Pisano(4)	8/15/2025	—	120,000		$1.08	8/15/2030
Wayne Pisano(7)	8/15/2025	—	37,500		$1.08	8/15/2030
Wayne Pisano(8)	12/1/2024						64,004	$55,939
Wayne Pisano(8)	1/1/2025						10,666	$9,322
Wayne Pisano(8)	2/1/2025						10,666	$9,322

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)(1)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Wayne Pisano(8)	3/31/2025						10,666	$9,322
Wayne Pisano(8)	3/31/2025						76,108	$66,518
Wayne Pisano(8)	4/1/2025						10,666	$9,322
Wayne Pisano(8)	5/1/2025						10,666	$9,322
Wayne Pisano(8)	6/1/2025						10,666	$9,322
Kirk Look(6)	1/16/2017	31,578	—	CAD	2.66	1/16/2027
Kirk Look(6)	3/8/2021	155,000	—	CAD	3.40	3/8/2026
Kirk Look(6)	12/9/2022	80,000	—	CAD	2.31	12/9/2026
Kirk Look(6)	8/15/2023	105,000	—	CAD	2.76	8/15/2028
Kirk Look(6)	12/8/2023	231,700	—	CAD	1.91	12/8/2028
Kirk Look(9)	12/18/2024	162,400	81,200	CAD	1.13	12/18/2029
Kirk Look(4)	8/15/2025	—	570,000		$1.08	8/15/2030
Kirk Look(4)	12/15/2025	—	250,000		$0.99	12/15/2030
Kirk Look(10)	8/15/2023						9,400	$8,216
Kirk Look(11)	12/8/2023						41,400	$36,184
Kirk Look(12)	12/18/2024						65,250	$57,029
Thomas C. Heineman(6)	3/8/2021	120,000	—	CAD	3.40	3/8/2026
Thomas C. Heineman(6)	12/9/2022	80,000	—	CAD	2.31	12/9/2026
Thomas C. Heineman(6)	8/15/2023	88,900	—	CAD	2.76	8/15/2028
Thomas C. Heineman(6)	12/8/2023	231,700	—	CAD	1.91	12/8/2028
Thomas C. Heineman(9)	12/18/2024	162,400	81,200	CAD	1.13	12/18/2029
Thomas C. Heineman(4)	8/15/2025	—	570,000		$1.08	8/15/2030
Thomas C. Heineman(4)	12/15/2025	—	250,000		$0.99	12/15/2030
Thomas C. Heineman(10)	8/15/2023						7,967	$6,963
Thomas C. Heineman(11)	12/8/2023						41,400	$36,184
Thomas C. Heineman(12)	12/18/2024						65,250	$57,029

Notes:
(1)Option exercise prices denominated in CAD are presented in the table above in CAD. As of December 31, 2025, the exchange rate of USD to CAD was U.S.$1.00 = CAD$1.3706.
(2)These amounts are calculated based on the closing price of the Company’s common shares on the Nasdaq Capital Market on December 31, 2025 ($0.874).

(3)This option will vest upon the Company having received at least $25 million in cumulative proceeds from new financing transactions approved by the Board. Vesting may be accelerated under certain circumstances, including if the recipient’s employment or service relationship with our Company is terminated other than for cause.
(4)These options vest in three equal annual installments beginning on the one-year anniversary of the date of grant. Vesting may be accelerated under certain circumstances, including upon a change in control, or if the recipient’s employment or service relationship with our Company is terminated other than for cause.
(5)As a material inducement to Mr. Kelly commencing employment as CEO of the Company in June 2025, the Company made standalone grants to Mr. Kelly of certain options to purchase common shares and PSUs. Upon occurrence of a performance vesting event, the number of PSUs subject to Mr. Kelly’s inducement award agreement shall automatically be adjusted to that number of PSUs as is equal to 2% of the number of the Company’s common shares that are issued and outstanding immediately prior to the performance vesting event. If the performance conditions had been met on December 31, 2025, Mr. Kelly would have been be eligible to receive a total of 2,160,425 common shares, which amount has been included in the table above. These grants to Mr. Kelly were not made under, and are not governed by the terms of the Stock Option Plan or Share Award Plan. The Company relied on Nasdaq Listing Rule 5635(c)(4) with respect to these grants made to Mr. Kelly. Vesting may be accelerated under certain circumstances, including upon a change in control, or if the recipient’s employment or service relationship with our Company is terminated other than for cause.
(6)These options are fully vested and exercisable as of December 31, 2025.
(7)These options vest in full on the one-year anniversary of the date of grant. Vesting may be accelerated under certain circumstances, including upon a change in control.
(8)These RSUs vest in full on the two-year anniversary of the date of grant. Vesting may be accelerated under certain circumstances, including upon a change in control.
(9)These options vest in three equal annual installments beginning on the date of grant. Vesting may be accelerated under certain circumstances, including upon a change in control, or if the recipient’s employment or service relationship with our Company is terminated other than for cause.
(10)These RSUs vest on the third anniversary of the date of grant. Vesting may be accelerated under certain circumstances, including upon a change in control, or if the recipient’s employment or service relationship with our Company is terminated other than for cause.
(11)These RSUs vested as to 50% on January 31, 2026, with the remaining 50% vesting on December 8, 2026. Vesting may be accelerated under certain circumstances, including upon a change in control, or if the recipient’s employment or service relationship with our Company is terminated other than for cause.
(12)These RSUs vested/vest in three equal installments on January 31, 2026, December 18, 2026 and December 18, 2027. Vesting may be accelerated under certain circumstances, including upon a change in control, or if the recipient’s employment or service relationship with our Company is terminated other than for cause.

Executive Compensation Arrangements
The Company has entered into an employment agreement (each, an “Employment Agreement”) with each current named executive officer. Each Employment Agreement continues until terminated by either party in accordance with the notice provisions thereof. If an Employment Agreement is terminated by the Company other than for cause or, for Messrs. Kelly, Look and Heineman, by the executive officer for good reason, the executive is entitled to 6 months’ base salary in the case of Mr. Kelly and 12 months’ base salary in the case of Messrs. Look and Heineman. If an Employment Agreement, other than Mr. Kelly’s, is terminated by the Company other than for cause or by the executive officer for any reason, then all unexercised and unvested options then held by the other party are governed by the terms of the Stock Option Plan and all unvested share awards held by the other party are governed by the terms of the Share Award Plan. If Mr. Kelly’s Employment Agreement is terminated by the Company other than for cause or by Mr. Kelly for good reason, then Mr. Kelly’s time-based equity awards and any performance-based equity awards for which performance has been obtained shall accelerate and vest in full as of the date of the termination of employment.
Furthermore, if there is a change of control of the Company and the other party is terminated without cause within three months prior to (for Mr. Kelly) or one year following such change of control, then the other party shall be entitled to 24 months’ base salary in the case of Mr. Look, 18 months’ base salary in the case of Mr. Kelly, and 12 months’ base salary in the case of Mr. Heineman.
Termination pay as discussed herein for Mr. Look includes payment in lieu of benefits that otherwise would have been provided to such executive officer during the applicable severance term (including, but not limited to, payment of the health care premiums for Mr. Look and his spouse and dependents, and annual contributions to the executive officer’s Registered Retirement Savings Plan in an amount equal to 10% of the executive officer’s base salary and a $750 annual physical fitness benefit). Termination pay as discussed herein for Mr. Kelly includes any earned but unpaid incentive bonus to the date of such termination if terminated other than for cause and includes the full target bonus for the year in which change of control occurs if terminated during the three months prior to or one year following a change of control of the Company.
Each Employment Agreement provides that the other party is subject to certain confidentiality and non-competition restrictions during and following the course of his or her employment with the Company.
Policies and Practices Relating to the Timing of Equity Awards
Our general practice is to not grant equity awards in anticipation of the release of material nonpublic information or time the release of material nonpublic information for the purpose of affecting the value of executive compensation. The Compensation Committee uses its business judgment to determine the size of our equity awards and would consider any material nonpublic information that is known to the Compensation Committee before granting an award. Although we do not have a formal policy with respect to the timing of our equity award grants, commencing January 1, 2026, the Board approved that equity awards can be granted two times per year on a predetermined annual schedule.
Clawback Policy
On November 2, 2023, the Board adopted a Policy for the Recovery of Erroneously Awarded Incentive-Based Compensation (the “Clawback Policy”) providing for the recovery of certain incentive-based compensation from current and former executive officers of the Company in the event the Company is required to restate any of its financial statements filed with the SEC under the Exchange Act in order to correct an error that is material to the previously-issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. Adoption of the Clawback Policy was mandated by new Nasdaq listing standards introduced pursuant to Exchange Act Rule 10D-1. The Clawback Policy is in addition to Section 304 of the Sarbanes-Oxley Act of 2002 which permits the SEC to order the disgorgement of bonuses and incentive-based compensation earned by a registrant issuer’s chief executive officer and chief financial officer in the year following the filing of any financial statement that the issuer is required to restate because of misconduct, and the reimbursement of those funds to the issuer.

DIRECTOR COMPENSATION
2025 Director Compensation Table
The following table details the compensation received by each non-employee director of the Company in 2025. Mr. Kelly serves as a member of the Board but does not receive additional compensation for this service. Mr. Pisano received compensation as both our Interim CEO and as a member of the Board during 2025. For information regarding the compensation paid to Messrs. Kelly and Pisano for 2025, refer to the “Executive Compensation—2025 Summary Compensation Table” section above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Patricia Andrews	$25,000	$25,000	$103,545	Nil	$153,545
Deborah M. Brown	$31,000	$31,000	$103,545	Nil	$165,545
Angela Holtham	$33,000	$33,000	$103,545	Nil	$169,545
James T. Parsons	$27,500	$27,500	$103,545	Nil	$158,545
Jonathan Rigby	$25,000	$25,000	$103,545	Nil	$153,545
Bernd Seizinger	$30,500	$30,500	$103,545	Nil	$164,545

Note:
(1)    Amounts reflect the full grant-date fair value of equity awards computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the grant date fair value of option awards in Note 8 to the consolidated financial statements included in this Annual Report.
(2)    In the first and second quarters of 2025, RSUs were issued to our directors in lieu of quarterly cash director fees.

The table below shows the aggregate number of outstanding option (exercisable and unexercisable) and RSU awards held as of December 31, 2025 by each non-employee director who was serving as a director as of December 31, 2025, other than Mr. Pisano. Other than Mr. Pisano, who in his capacity as Interim CEO was granted share awards, none of our non-employee directors held share awards as of December 31, 2025. For information regarding Mr. Pisano’s outstanding awards, refer to “Executive Compensation—Outstanding Equity Awards at Fiscal Year End 2025” above.

Name	Option Awards Outstanding	Stock Awards Outstanding
Patricia Andrews	195,000	—
Deborah M. Brown	275,263	—
Angela Holtham	270,000	—
James T. Parsons	255,000	—
Jonathan Rigby	255,000	—
Bernd R. Seizinger	270,000	—

Director Compensation Arrangements
For 2025, the Board has approved the following compensation structure for non-employee directors. Each non-employee director receives a base retainer of $40,000. In addition to the base retainer non-employee directors are eligible to receive the following additional fees depending on committee involvement:

Board chair	$40,000
Audit Committee chair	$20,000
Governance Committee chair	$10,000
Compensation Committee chair	$12,000
Science & Development Committee chair	$15,000
Non-chair member of the Audit Committee	$10,000
Non-chair member of the Governance or Science & Development Committee	$5,000
Non-chair member of the Compensation Committee	$6,000

In addition to the above retainers, the Company will grant 30,000 options annually for directors other than the Chair. The Chair will receive 37,500 options annually. All such options vest in their entirety one year following the grant date. New directors will be entitled to receive an initial grant of 45,000 options, which vest immediately.
Commencing effective January 1, 2025 until June 11, 2025, when he ceased to be Interim CEO of the Company, Mr. Pisano received no compensation for serving as Chair, rather, all compensation received by Mr. Pisano was in connection with his role as Interim CEO.
In the first and second quarters of 2025, we issued RSUs to our directors in lieu of quarterly cash director fees. These RSU grants, which were approved by the Board, vested immediately.
The Company also reimburses its directors for any reasonable expenses incurred by them while acting in their directors' capacity.

Securities Authorized For Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2025, with respect to the Company’s common shares that may be issued under the Company’s existing compensation plans.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted- average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders (2)	14,114,799	(3)	$1.28	1,008,178	(4)
Equity Compensation Plans Not Approved by Stockholders (5)	8,160,425	(6)	$0.45	—
Total	22,275,224		$1.04	1,008,178

Notes:
(1)    Relates to outstanding options only and does not reflect the shares that will be issued upon the vesting of outstanding RSUs, which have no exercise price. The weighted-average price of the Company’s outstanding options reflects the conversion of Canadian dollar denominated options translated into U.S. dollars using the applicable foreign exchange rate as of the date of grant.
(2)    Consists of the Company’s Stock Option Plan and Share Award Plan. The Oncolytics Biotech Inc. 2026 Incentive Award Plan was approved by shareholders on January 15, 2026, and will become effective upon effectiveness of the Domestication.
(3)    Includes shares subject to outstanding awards granted, of which 13,616,957 shares are subject to outstanding options and 497,842 shares are subject to outstanding RSUs.
(4)    Includes the aggregate number of shares available for future issuance under our Stock Option Plan and Share Award Plan.
(5)    Consists of inducement equity awards granted during the year ended December 31, 2025, including 3,600,000 options subject to a service condition, 1,900,000 performance-based options and 2,660,425 PSUs, that were made as a material inducement to employment in accordance with Nasdaq Listing Rule 5635(c)(4), and therefore did not require shareholder approval.
(6)    Includes shares subject to outstanding awards granted, of which 5,500,000 shares are subject to outstanding options (all of which were granted to our CEO, Jared Kelly) and 2,660,425 shares are subject to outstanding PSUs (2,160,425 for our CEO, Jared Kelly, and 500,000 for our Chief Business Officer, Andrew Aromando). Performance-based awards are shown at the maximum level as of December 31, 2025. See Note 8 to the consolidated financial statements included in this Annual Report for information regarding the material features of these awards.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth information relating to the beneficial ownership of our shares as of March 23, 2026, for:
•each person who is known by us to beneficially own more than 5% of our common shares;
•each of our directors;
•each Named Executive Officer; and
•all of our current executive officers and directors as a group.
We have based percentage ownership of our common shares on 116,128,162 common shares outstanding as of March 23, 2026. Unless otherwise indicated in the footnotes to the table, and subject to community property laws where applicable, the following persons have sole voting and investment control with respect to the shares beneficially owned by them. In accordance with SEC rules, if a person has a right to acquire beneficial ownership of any common shares on or within 60 days upon conversion or exercise of outstanding securities or otherwise, the shares are deemed beneficially owned by that person and are deemed to be outstanding solely for the purpose of determining the percentage of our shares that person beneficially owns. These shares are not included in the computations of percentage ownership for any other person.
Except as otherwise indicated, the address of each person in the table below is c/o Oncolytics Biotech Inc., 4350 Executive Drive, Suite 325, San Diego, California 92121.

Name of Beneficial Owner	Number of Common Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Anson Funds Management LP(1)	7,649,050	6.18%

Directors and Named Executive Officers:
Jared Kelly	114,050	*
Wayne Pisano(2)	604,914	*
Kirk Look(3)	898,193	*
Thomas C. Heineman(4)	845,818	*
Patricia Andrews(5)	123,128	*
Deborah M. Brown(6)	205,114	*
Angela Holtham(7)	273,639	*
James T. Parsons(8)	146,849	*
Jonathan Rigby(9)	147,728	*
Bernd R. Seizinger(10)	656,991	*
All current executive officers and directors as a group (12 persons) (11)	4,419,377	3.67%

Notes:
*    Less than 1% ownership.
(1)Based on information obtained from Schedule 13G/A jointly filed by Anson Funds Management LP, Anson Management GP LLC, Mr. Tony Moore, Anson Advisors Inc., Mr. Amin Nathoo, and Mr. Moez Kassam (together “Anson”) on November 14, 2025. In addition, according to that report, Anson Funds Management LP, Anson Management GP LLC and Mr. Moore’s business address is 16000 Dallas Parkway, Suite 800 Dallas, Texas 75248, and the business address for Anson Advisors Inc., Mr. Nathoo and Mr. Kassam is 181 Bay Street, Suite 4200, Toronto, ON M5J 2T3.
(2)Consists of 112,500 common shares underlying options that are exercisable by Mr.  Pisano within 60 days of March 23, 2026.
(3)Consists of 610,678 common shares underlying options that are exercisable by Mr. Look within 60 days of March 23, 2026.

(4)Consists of 563,000 common shares underlying options that are exercisable by Mr. Heineman within 60 days of March 23, 2026.
(5)Consists of 45,000 common shares underlying options that are exercisable by Ms. Andrews within 60 days of March 23, 2026.
(6)Consists of 95,263 common shares underlying options that are exercisable by Ms. Brown within 60 days of March 23, 2026.
(7)Consists of 90,000 common shares underlying options that are exercisable by Ms. Holtham within 60 days of March 23, 2026.
(8)Consists of 105,000 common shares underlying options that are exercisable by Mr. Parsons within 60 days of March 23, 2026.
(9)Consists of 105,000 common shares underlying options that are exercisable by Mr. Rigby within 60 days of March 23, 2026.
(10)Consists of 90,000 common shares underlying options that are exercisable by Mr. Seizinger within 60 days of March 23, 2026.
(11)Consists of 2,049,235 common shares underlying options that are exercisable by the Company’s current executive officers and directors as a group within 60 days of March 23, 2026.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Since January 1, 2024, the Company has not participated in, nor is there currently planned, any transaction or series of similar transactions with any of the Company’s directors, nominees, executive officers, holders of more than 5% of our common shares or any member of such person’s immediate family that is required to be reported under Regulation S-K Item 404(a) of the rules of the SEC.
We have entered into indemnity agreements with our executive officers and directors that provide, among other things, that we will indemnify each such officer or director, under the circumstances and to the extent provided for in the indemnity agreements, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings in which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of the Company.
DIRECTOR INDEPENDENCE
Our common shares are listed on Nasdaq. Under the Nasdaq listing standards, independent directors must constitute a majority of a listed company’s board of directors. In addition, the Nasdaq listing standards require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating, and corporate governance committees be independent. Under the Nasdaq listing standards, a director will only qualify as an “independent director” if, in the opinion of that listed company’s board of directors, that director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.
Audit committee members must also satisfy the additional independence criteria set forth in Rule 10A-3 under Exchange Act and the Nasdaq listing standards. Compensation committee members must also satisfy the additional independence criteria set forth in Rule 10C-1 under the Exchange Act and the Nasdaq listing standards.
Our Board has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment, and affiliations, our Board has determined that none of Messrs. Pisano, Parsons, Rigby and Seizinger, nor Mses. Andrews, Brown, and Holtham have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and the Nasdaq listing standards. Our Board determined that Mr. Kelly was not “independent” as defined under the applicable rules and regulations of the Nasdaq listing standards due to Mr. Kelly’s current position as Chief Executive Officer. In making these determinations, our Board considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director and any of their affiliated funds, and the transactions involving them, if any.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees and Services
During the fiscal years ended December 31, 2025 and 2024, Ernst & Young LLP (PCAOB ID: 1263) received the following fees:

Type of Service	2025	2024
Audit fees(1)	$320,524	$284,000
Audit-related fees(2)	—	—
Tax fees(3)	26,440	23,211
All other fees(4)	—	—
Total fees	$346,964	$307,211

Notes:
(1)Audit fees were for professional services rendered for the audit of our annual financial statements and services provided in connection with statutory and regulatory filings or engagements, including review of interim financial statements, accounting consultations, assistance with prospectus filings, and matters relating to the provision of a consent letter for various filings.

(2)Audit-related fees were for assurance and related services reasonably related to the performance of the audit or review of the annual statements and are not reported under the heading Audit Fees above.
(3)Tax fees were for tax return preparations, scientific research and development return, and other tax consultation fees.
(4)Other fees are for products and services other than those described under the headings Audit Fees, Audit-Related Fees and Tax Fees above.
The Audit Committee pre-approves all audit services to be provided to us by our independent auditors. The Audit Committee’s policy regarding the pre-approval of non-audit services to be provided to us by our independent auditors is that all such services shall be pre-approved by the Audit Committee or by the Chair of the Audit Committee, who must report all such pre-approvals to the Audit Committee at their next meeting following the granting thereof. Non-audit services that are prohibited to be provided to us by our independent auditors may not be pre-approved. In addition, prior to the granting of any pre-approval, the Audit Committee or the Chair, as the case may be, must be satisfied that the performance of the services in question will not compromise the independence of the independent auditors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The consolidated financial statements, financial statement schedules and exhibits filed as part of this Annual Report are as follows:
1.Financial Statements
Reference is made to the consolidated financial statements identified in the “Index to Financial Statements” under Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report.
2.Financial Statement Schedules for the Years Ended December 31, 2025
All financial statement schedules have been omitted because the information required to be set forth therein is not applicable or is otherwise included in the consolidated financial statements or notes thereto under Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report.
3.Exhibits
The documents listed below are incorporated by reference or filed or furnished with this Annual Report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation of Oncolytics Biotech Inc. (incorporated by reference to Exhibit 1.1 of the registrant’s Annual Report on Form 20-F (File No. 001-38512) filed with the SEC on March 3, 2022).
3.2	Bylaws of Oncolytics Biotech Inc. (incorporated by reference to Exhibit 1.2 of the registrant’s Annual Report on Form 20-F (File No. 001-38512) filed with the SEC on March 3, 2022).
3.3
Certificate of Continuation issued by the British Columbia Registrar of Companies of Oncolytics Biotech Inc. (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K (File No. 001-38512) filed with the SEC on March 20, 2026).

3.4	Articles of Oncolytics Biotech Inc. (incorporated by reference to Exhibit 3.3 of the registrant’s Current Report on Form 8-K (File No. 001-38512) filed with the SEC on March 20, 2026).
4.1	Description of Securities Registered Under Section 12 of the Exchange Act.
10.3#
Executive Employment Agreement, dated January 1, 2019 between Oncolytics Biotech Inc. and its Chief Financial Officer, Kirk Look (incorporated by reference to Exhibit 4.8 of the registrant’s Annual Report on Form 20-F (File No. 001-38512) filed with the SEC on March 6, 2020).

10.4#
Employment Agreement, dated August 3, 2020 between Oncolytics Biotech (U.S.) Inc. and its Global Head of Clinical Development and Operations, Thomas C. Heineman (incorporated by reference to Exhibit 4.12 of the registrant’s Annual Report on Form 20-F (File No. 001-38512) filed with the SEC on March 5, 2021).

10.5#
Amending Agreement, dated January 1, 2023 between Oncolytics Biotech (U.S.) Inc. and its Chief Medical Officer, Thomas C. Heineman (incorporated by reference to Exhibit 4.23 of the registrant’s Annual Report on Form 20-F (File No. 001-38512) filed with the SEC on March 3, 2023).

10.6#	Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 4.1 of the registrant’s Registration Statement on Form S-8 (File No. 333-279926) filed with the SEC on June 4, 2024).
10.7#
Amended and Restated Incentive Share Award Plan (incorporated by reference to Exhibit 4.2 of the registrant’s Registration Statement on Form S-8 (File No. 333-279926) filed with the SEC on June 4, 2024).

10.8#	Form of Option Award Agreement under the Oncolytics Biotech Inc. Amended and Restated Stock Option Plan.
10.9#	Form of Restricted Stock Unit Award Agreement under the Oncolytics Biotech Inc. Amended and Restated Incentive Share Award Plan.
10.10#	Form of Inducement Option Award Agreement.
10.11#	Form of Inducement Restricted Stock Unit Award Agreement.
10.12#	Inducement Non-Qualified Stock Option Agreement, dated June 10, 2025 between Oncolytics Biotech Inc. and its Chief Executive Officer, Jared Kelly.
10.13#	Inducement Performance Restricted Share Award Agreement, dated June 10, 2025 between Oncolytics Biotech Inc. and its Chief Executive Officer, Jared Kelly.
10.14#‡
Employment Agreement, dated June 10, 2025 between Oncolytics Biotech Inc. and its Chief Executive Officer, Jared Kelly (incorporated by reference to Exhibit 10.5 of the registrant’s Registration Statement on Form F-4/A (File No. 333-290954) filed with the SEC on December 5, 2025).

10.15#	Form of Indemnification and Advancement Agreement between Oncolytics Biotech Inc. and Each Director and Officer.
19.1	Insider Trading Policy (incorporated by reference to Exhibit 16.1 of the registrant's Annual Report on Form 20-F (File No. 001-38512) filed with the SEC on March 12, 2024).
21.1	List of Subsidiaries of Oncolytics Biotech Inc..
23.1	Consent of Independent Registered Public Accounting Firm Ernst & Young LLP.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1#	Clawback Policy (incorporated by reference to Exhibit 97.1 of the registrant's Annual Report on Form 20-F (File No. 001-38512) filed with the SEC on March 12, 2024).
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Schema Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Schema Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Schema Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Schema Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101).

‡	Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S‑K. The registrant agrees to furnish a copy of any omitted schedule or exhibit to the SEC upon request.
#	Indicates management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOLYTICS BIOTECH INC.
Registrant

Date: March 30, 2026	By:	/s/ Jared Kelly
Jared Kelly
Chief Executive Officer
(Principal Executive Officer)

Date: March 30, 2026	By:	/s/ Kirk Look
Kirk Look, CA
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jared Kelly	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2026
Jared Kelly

/s/ Kirk Look	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2026
Kirk Look

/s/ Wayne Pisano	Chairman	March 30, 2026
Wayne Pisano

/s/ Patricia Andrews	Director	March 30, 2026
Patricia Andrews

/s/ Deborah M. Brown	Director	March 30, 2026
Deborah M. Brown

/s/ Angela Holtham	Director	March 30, 2026
Angela Holtham

/s/ James T. Parsons	Director	March 30, 2026
James T. Parsons

/s/ Jonathan Rigby	Director	March 30, 2026
Jonathan Rigby

/s/ Bernd R. Seizinger	Director	March 30, 2026
Bernd R. Seizinger