Form 10-Q
period 2026-03-31
ONCOLYTICS BIOTECH INC
filed 2026-05-14
CIK 1129928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
Commission file number: 001-38512
ONCOLYTICS BIOTECH INC.
(Exact name of Registrant as specified in its charter)

Nevada	98-0541667
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4350 Executive Drive, Suite 325
San Diego, California	92121
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (403) 670-7377
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ONCY	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated Filer ☒	Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 12, 2026, the registrant had 119,354,067 common shares outstanding.

ONCOLYTICS BIOTECH INC.
FORM 10-Q
MARCH 31, 2026

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
All references in this quarterly report on Form 10-Q to the terms “we,” “our,” “us,” “the Company,” and “Oncolytics” may refer, as the context requires, to Oncolytics Biotech Inc., or collectively to Oncolytics Biotech Inc. and its subsidiaries. Unless otherwise indicated, all references to “$” and “dollars” in this report mean U.S. dollars.
Certain statements in this report and the documents attached as exhibits to this report, constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Oncolytics Biotech Inc., or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are statements that are not historical facts, and include, but are not limited to, estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to the efficacy of our technologies; the timing and results of clinical studies related to our technologies; future operations, products and services; the impact of regulatory initiatives on our operations; the size of and opportunities related to the markets for our technologies; general industry and macroeconomic growth rates; expectations related to possible joint and/or strategic ventures and statements regarding future performance. Forward-looking statements generally, but not always, are identified by the words “expects,” “anticipates,” “believes,” “intends,” “estimates,” “projects,” “potential,” “possible” and similar expressions, or that events or conditions “will,” “may,” “could” or “should” occur.
The forward-looking statements in this report are subject to various risks and uncertainties, most of which are difficult to predict and generally beyond our control. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the section heading “Item 1A. Risk Factors” below. If one or more of these risks or uncertainties materializes, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected. Forward-looking statements in this document are not a prediction of future events or circumstances, and those future events or circumstances may not occur. Given these uncertainties, users of the information included herein, including investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. Investors should consult our quarterly and annual filings with the securities commissions or similar regulatory authorities in Canada and the United States (“U.S.”) Securities and Exchange Commission (“SEC”) for additional information on risks and uncertainties relating to forward-looking statements. We do not assume responsibility for the accuracy and completeness of these statements.
Forward-looking statements are based on our beliefs, opinions and expectations at the time they are made, and we do not assume any obligation to update our forward-looking statements if those beliefs, opinions, or expectations, or other circumstances, should change, except as required by applicable law.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ONCOLYTICS BIOTECH INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,493	$5,202
Other receivables	961	573
Prepaid expenses	1,033	1,069
Total current assets	7,487	6,844
Property and equipment, net	218	228
Right-of-use assets	456	510
Total assets	$8,161	$7,582

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$2,681	$3,504
Accrued liabilities	2,576	2,327
Operating lease liabilities, current	166	193
Warrant derivative	—	77
Total current liabilities	5,423	6,101
Contract liability	4,910	4,910
Operating lease liabilities, non-current	342	370
Stock option liability	2,616	—
Total liabilities	13,291	11,381

Commitments and contingencies (Note 10)

Stockholders’ Deficit:
Common stock, par value $0.001; 1,000,000,000 authorized as of March 31, 2026. Common stock, no par value; Unlimited authorized as of December 31, 2025. 116,128,162 and 108,021,271 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.	—	—
Additional paid-in capital	427,383	419,471
Accumulated other comprehensive income	6,225	6,225
Accumulated deficit	(438,738)	(429,495)
Total stockholders’ deficit	(5,130)	(3,799)
Total liabilities and stockholders' deficit	$8,161	$7,582
See accompanying notes to the condensed consolidated financial statements.

ONCOLYTICS BIOTECH INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share amounts)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$4,552	$2,800
General and administrative	4,729	2,221
Total operating expenses	9,281	5,021
Loss from operations	(9,281)	(5,021)
Other income (expense):
Change in fair value of warrant derivative	—	230
Foreign exchange loss	(6)	(37)
Interest income	44	117
Total other income, net	38	310
Net loss	(9,243)	(4,711)
Other comprehensive loss:
Translation adjustments	—	110
Comprehensive loss	$(9,243)	$(4,601)

Basic and diluted net loss per share	$(0.08)	$(0.06)
Weighted average common shares outstanding - basic and diluted	112,292,579	84,631,445
See accompanying notes to the condensed consolidated financial statements.

ONCOLYTICS BIOTECH INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(unaudited)
(in thousands, except share amounts)

	Number of Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at December 31, 2025	108,021,271	419,471	6,225	(429,495)	(3,799)
Net loss and other comprehensive loss	—	—	—	(9,243)	(9,243)
Issued pursuant to restricted share unit awards	10,317	—	—	—	—
Issued pursuant to at-the-market offering agreements, net of issuance costs	7,446,574	7,614	—	—	7,614
Issued pursuant to consulting service agreements	650,000	539	—	—	539
Reclassification of warrants	—	77	—	—	77
Stock option liability reclassification	—	(1,189)	—	—	(1,189)
Stock-based compensation expense	—	871	—	—	871
Balance at March 31, 2026	116,128,162	427,383	6,225	(438,738)	(5,130)

Balance at December 31, 2024	80,020,131	397,673	6,361	(400,736)	3,298
Net loss and other comprehensive loss	—	—	110	(4,711)	(4,601)
Issued pursuant to restricted share unit awards	1,098,511	—	—	—	—
Issued pursuant to at-the-market offering agreements, net of issuance cost	5,302,950	4,183	—	—	4,183
Stock-based compensation expense	—	845	—	—	845
Balance at March 31, 2025	86,421,592	402,701	6,471	(405,447)	3,725
See accompanying notes to the condensed consolidated financial statements.

ONCOLYTICS BIOTECH INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(9,243)	$(4,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	16	19
Non-cash lease expense	73	73
Stock-based compensation expense	2,299	845
Value of shares issued to consultants	730	—
Unrealized foreign exchange loss	13	20
Change in fair value of warrant derivative	—	(230)
Changes in operating assets and liabilities:
Other receivables	(388)	(15)
Prepaid expenses	(155)	7
Accounts payable	(813)	112
Accrued liabilities	249	(780)
Operating lease liabilities	(74)	(73)
Net cash used in operating activities	(7,293)	(4,733)
Cash flows from investing activities:
Acquisition of property and equipment	(6)	(1)
Net cash used in investing activities	(6)	(1)
Cash flows from financing activities:
Proceeds from at-the-market offering agreements, net of issuance costs	7,614	4,183
Net cash provided by financing activities	7,614	4,183
Effect of exchange rate changes on cash and cash equivalents	(24)	117
Net increase (decrease) in cash and cash equivalents	291	(434)
Cash and cash equivalents, beginning of period	5,202	11,079
Cash and cash equivalents, end of period	$5,493	$10,645

See accompanying notes to the condensed consolidated financial statements.

ONCOLYTICS BIOTECH INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
(in thousands, except share and per share amounts and where indicated)

Note 1: Nature of Operations
Oncolytics Biotech Inc. is a Nevada corporation. The Company was originally incorporated on April 2, 1998, and completed a change in jurisdiction to the State of Nevada on March 31, 2026. This change in jurisdiction had no impact on our operations. Our shares are publicly traded on the Nasdaq Capital Market. Our principal place of business is located at 4350 Executive Drive, Suite 325, San Diego, California, U.S.
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
Going Concern
These condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, these condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern. Such adjustments could be material.
We have incurred operating losses since inception and expect to continue to incur losses for the foreseeable future as we advance the development of pelareorep and incur research and development, manufacturing, and general and administrative expenses. We do not expect to generate significant revenues unless and until pelareorep receives regulatory approval and becomes commercially viable.
As of March 31, 2026, we had cash and cash equivalents of $5,493. Based on our current operating plan, we expect that our existing cash resources, even when considered together with capital that may be raised under our equity distribution arrangements, are sufficient to fund near‑term operating milestones but are not sufficient to fund our planned operations for at least twelve months from the date of issuance of our condensed consolidated financial statements included in this quarterly report. These conditions raise substantial doubt about our ability to continue as a going concern.
Our ability to continue as a going concern depends on our ability to obtain additional financing to fund ongoing operations. Management has plans to raise additional capital, including through the use of our at‑the‑market equity sales agreement and potential strategic collaborations or other financing arrangements. However, there can be no assurance that we will be able to obtain additional financing when needed, on acceptable terms, or at all. If we are unable to obtain additional funding as required, we may need to reduce or delay research and development activities, scale back operations, or pursue strategic alternatives.
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

ONCOLYTICS BIOTECH INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
(in thousands, except share and per share amounts and where indicated)
collaborations; the number, timing and costs of manufacturing runs required to conclude the validation process and supply product to our clinical trial program; the level of collaborative activity undertaken; and the general and administrative services required to support our operations.

Note 2: Basis of Presentation
These condensed consolidated financial statements and notes hereto have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements prepared in accordance with U.S. GAAP that are contained in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 30, 2026. These condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of our financial position and results of operations for the interim periods. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year or for any other subsequent interim period. Our condensed consolidated financial statements include our financial statements and the financial statements of our wholly owned subsidiaries, Oncolytics Biotech (Barbados) Inc., Oncolytics Biotech (U.S.) Inc. and Oncolytics Biotech (Canada) Inc. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates, Judgments and Assumptions
The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, we evaluate the estimates used, which include but are not limited to revenue recognition, estimation of research and development costs incurred, valuation of stock-based compensation, valuation of warrant derivatives, the discount rate used in estimating the present value of right-of-use assets and lease liabilities, deferred income taxes, determination of the functional currency of each of our legal entities, and forecasting future cash flows in assessing our going concern assumption.
Note 3: Summary of Significant Accounting Policies
The condensed consolidated financial statements have been prepared using accounting policies that are consistent with the policies used in preparing the Company’s audited consolidated financial statements for the year ended December 31, 2025.
Functional and Reporting Currency
Management uses its judgment to determine the functional currency that most accurately represents the economic effects of the underlying transactions, events and conditions and considered various factors including the currency of historical and future expenditures and the currency in which funds from financing activities are generated. A company’s functional currency is only changed when there is a material change in the underlying transactions, events and conditions.
Effective January 1, 2026, the functional currency of Oncolytics Biotech Inc. and its subsidiary, Oncolytics Biotech (Barbados) Inc. was changed to the United States (U.S.) dollar (“USD”) from the Canadian dollar. The change was made to reflect that U.S. dollars has become the currency of the primary economic environment in which the Company operates, accounting for a significant part of the Company’s labor, operations and financing.
The change in functional currency was accounted for prospectively in accordance with ASC 830 – Foreign Currency Matters. Accordingly, translated balances at December 31, 2025 became the new accounting basis at January 1, 2026. Results of operations prior to the change were not restated.
These consolidated financial statements are presented in USD, unless otherwise stated.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and other receivables from the Pancreatic Cancer Action Network (see Note 4) in the event of non-performance by counterparties, but we do not anticipate such non-performance. We maintain our cash and cash equivalents at accredited

ONCOLYTICS BIOTECH INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
(in thousands, except share and per share amounts and where indicated)
financial institutions. At times, such balances may exceed federally insured limits. We do not believe we are exposed to any significant credit risk with respect to these balances, as we place our cash and cash equivalents with high‑quality financial institutions and have not experienced any losses on such accounts.
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
As of March 31, 2026, the carrying amount of our financial instruments, including cash and cash equivalents, other receivables, accounts payable, accrued liabilities, and other liabilities, approximated their fair value due to their short-term maturity.
Stock-Based Compensation
Awards of options that provide for an exercise price that is not denominated in: (a) the currency of a market in which a substantial portion of the Company’s equity securities trades in, (b) the currency in which the employee’s pay is denominated, or (c) the functional currency of the employer’s operations, are required to be classified as liabilities. Following the change in functional currency effective January 1, 2026, certain outstanding stock options with a Canadian dollar exercise price were reclassified from equity-classified to liability-classified options. The reclassification is accounted for as a share option modification in accordance with ASC 718 – Compensation – Stock Compensation (“ASC 718”). Under ASC 718, when an award is reclassified from equity to liability, if at the reclassification date the original vesting conditions are expected to be satisfied, then the minimum amount of compensation cost to be recognized is based on the grant date fair value of the original award. Fair value changes below this minimum amount are recorded in additional paid-in capital. For each reporting period after the modification date, the stock option liability is adjusted so that it equals the portion of the requisite service provided multiplied by the modified award’s fair value at the end of the reporting period. Increases in the fair value of the liability in excess of the minimum grant date compensation cost described above are recognized as stock-based compensation in operating expenses in the condensed consolidated statements of operations and comprehensive loss. For all grants of liability-classified option awards, the compensation cost is remeasured at each reporting period until the settlement date.
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

ONCOLYTICS BIOTECH INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
(in thousands, except share and per share amounts and where indicated)
Note 4: Balance Sheet Details
Prepaid Expenses
Prepaid expenses consisted of the following:

	March 31, 2026	December 31, 2025
Prepaid research and development expenses	$489	$106
Prepaid insurance	109	438
Prepaid professional fees	196	371
Prepaid other	239	154
Total prepaid expenses	$1,033	$1,069
Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31, 2026	December 31, 2025
Accrued research and development costs	$1,251	$1,522
Accrued professional fees	1,208	764
Accrued other	117	41
Total accrued liabilities	$2,576	$2,327

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
Funding received for the three months ended March 31, 2026 and 2025 was nil. During the three months ended March 31, 2026 and 2025, we recognized $390 and $756, respectively, as a reduction of research and development expenses based on eligible costs incurred in accordance with the agreement.
As of March 31, 2026 and December 31, 2025 eligible research and development expenditures incurred exceeded cumulative funding received to date, resulting in other receivables of $917 and $527, respectively.
Note 5: Leases
Our operating lease costs were $73 for each of the three months ended March 31, 2026 and 2025. Our variable lease costs were $16 for each of the three months ended March 31, 2026 and 2025. Variable lease costs consist primarily of a pro rata share of operating costs, insurance costs, utilities and real property taxes.
Future minimum operating lease liabilities as of March 31, 2026 are presented in the following table. Variable lease costs are not included in these payments:

2026	$182
2027	169
2028	177
2029	92
Total future minimum lease payments	620
Less: Interest	112
Present value of operating lease liabilities	$508

ONCOLYTICS BIOTECH INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
(in thousands, except share and per share amounts and where indicated)

Note 6: Common Shares
Authorized Share Capital
We are authorized to issue 1,000,000,000 shares of common stock, par value of $0.001 per share. Holders of our common stock are entitled to one vote per share at meetings of shareholders, to receive such dividends as declared by our board of directors (“Board”), and to receive our remaining property and assets upon dissolution or wind up. Our common shares are not subject to any future call or assessment and there are no pre-emptive, conversion, sinking fund or redemption rights attached to such shares. Our shareholders have no liability to further capital calls as all shares issued and outstanding are fully paid and non-assessable. No other classes of shares are currently permitted to be issued.
At-the-Market Offering Agreements
On October 17, 2025, we entered into an ATM offering agreement with BTIG, LLC, which allows us to issue common shares, at prevailing market prices, with an aggregate offering value of up to $50,000 through the facilities of the Nasdaq Capital Market. During the three months ended March 31, 2026, we sold 7,446,574 common shares for gross proceeds of $7,861 at an average price of $1.06 per share. We received net proceeds of $7,614 after issuance costs of $247 (including commissions of $236). This ATM agreement was terminated on March 21, 2026. On April 6, 2026, we entered into an Open Market Sale Agreement with Jefferies LLC (see Note 12).
On August 2, 2024, we entered into an ATM offering agreement with Cantor Fitzgerald & Co, which allowed us to issue common shares, at prevailing market prices, with an aggregate offering value of up to $50,000 over a 25-month period through the facilities of the Nasdaq Capital Market. During the three months ended March 31, 2025, we sold 5,302,950 common shares for gross proceeds of $4,327 at an average price of $0.82 per share. We received net proceeds of $4,183 after issuance costs of $144 (including commissions of $130). This ATM agreement was terminated on August 22, 2025.
Consultant Services Shares Issued
During the three months ended March 31, 2026, we issued 650,000 common shares to consultants valued at $539, or a weighted-average price of $0.83 per share, as partial or total consideration for services received. We measured the fair value of these services based on the fair value of our common shares on the date we entered into each underlying consulting services agreement. We recognize stock-based compensation expense for these agreements over the time period we expect to receive services. For the three months ended March 31, 2026, we recognized stock-based compensation expense of $730 related to consultant services. As of March 31, 2026 and December 31, 2025, we recorded $93 and $283 in prepaid expenses related to services not yet performed.
Compensation Warrants
In consideration of the services rendered by the underwriter as part of a public offering in 2023, we issued 536,693 compensation warrants. Each compensation warrant is exercisable into one common share at an exercise price of $2.25 up to 60 months from the date of issuance. At the issuance date, we used the Black-Scholes Model to estimate the fair value of the services rendered. The resulting fair value was included as part of the public offering transaction costs, and was allocated to share issue costs and operating expenses based on the relative fair values of the common share and warrant of each unit issued. As of March 31, 2026 and March 31, 2025, there were 536,693 compensation warrants outstanding.
Warrants
Following the change in functional currency on January 1, 2026, warrants issued in 2023 pursuant to an underwritten public offering no longer met liability classification and as such were reclassified as equity at that date. The warrants have an exercise price denominated in U.S. dollars and are indexed to our stock because of the change in functional currency.
Each warrant entitles the holder to purchase one common share at an exercise price of $2.81 up to 60 months from the date of issuance. The expiration of the warrants may be accelerated by us at any time prior to the expiration date if the volume weighted-average price of the issued and outstanding common shares on the Nasdaq Stock Market is greater than $6.50 for any 20 consecutive trading days, at which time we may, within 10 business days, accelerate the expiration date by issuing a press release announcing the reduced warrant term whereupon the warrants will expire on or after the 75th calendar day after the date of such press release. As of March 31, 2026 and March 31, 2025, there were 7,667,050 warrants outstanding.

ONCOLYTICS BIOTECH INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
(in thousands, except share and per share amounts and where indicated)
Note 7: Stock-Based Compensation
Amended and restated Stock Option and Incentive Share Award Plans
Our amended and restated Stock Option Plan and Share Award Plan (collectively, the “Equity Incentive Plans”) were approved by our shareholders on May 9, 2023. The Equity Incentive Plans provide for the grant of stock options, restricted share unit awards and performance share unit awards to our employees, consultants and directors. Upon the effective date of the 2026 Plan described below, we ceased granting awards under the Equity Incentive Plans, but any awards granted under the Equity Incentive Plans will remain subject to the terms of the applicable plans.
2026 Incentive Award Plan
The 2026 Incentive Award Plan (the “2026 Plan”) was approved by our shareholders at a Special Meeting of Shareholders held on January 15, 2026 and became effective on March 31, 2026. The 2026 Plan provides for the grant of options, including incentive stock options and nonqualified stock options, restricted stock, dividend equivalents, restricted stock units (“RSUs”), performance shares, other incentive awards, stock appreciation rights and cash awards, to our employees, consultants and directors.
The number of shares reserved for issuance under the 2026 Plan equals the sum of (i) 6,500,000 shares; (ii) any shares that remain available under the prior Equity Incentive Plans, as defined below; (iii) any shares that are subject to awards under the prior Equity Incentive Plans which are forfeited or lapse unexercised and which are not issued under the prior Equity Incentive Plans; and (iv) an annual increase on the first day of each calendar year beginning January 1, 2027 and ending on and including January 1, 2036, equal to the lesser of (A) 6% of the aggregate number of shares outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares as is determined by the Board or the compensation committee.
As of March 31, 2026, we had 9,986,795 and 12,771,148 common shares reserved for issuance relating to the 2026 Plan and the Equity Incentive Plans, respectively. As of March 31, 2026, there were 9,986,795 common shares available for grant under the 2026 Plan.
Inducement Equity Awards
We have granted inducement equity awards to certain of our key executives. These awards included stock options subject to a service condition, performance-based stock options (collectively, the “Inducement Stock Options”), and performance-based restricted share award units (“Inducement Share Awards”). The grants were made as a material inducement to employment in accordance with Nasdaq Listing Rule 5635(c)(4), and therefore did not require shareholder approval.
Stock-Based Compensation Expense
Our stock-based compensation expense was as follows:

	Three Months Ended March 31,
	2026	2025
Stock-based compensation expense:
Pursuant to Equity Incentive Plans and Inducement Equity Awards	$2,299	$845
Pursuant to consulting service agreements	730	—
	$3,029	$845
Stock-based compensation expense in operating expenses:
Research and development	$1,978	$619
General and administrative	1,051	226
	$3,029	$845

ONCOLYTICS BIOTECH INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
(in thousands, except share and per share amounts and where indicated)
Stock Options
Our stock option activity for the three months ended March 31, 2026 was as follows:

	Stock options subject only to a service condition
	Number Outstanding	Weighted- Average Exercise Price (i)	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2025	17,216,957	$1.11	$1,576	3.8
Granted (ii)	800,000	$0.97
Forfeited	(390,834)	$1.01
Expired	(942,500)	$2.69
Outstanding at March 31, 2026 (iii)	16,683,623	$1.04	1,012	3.8
Vested and exercisable at March 31, 2026	4,393,183	$1.42	$68	2.2

i.The weighted-average exercise prices reflect the conversion of Canadian dollar denominated stock options translated into U.S. dollars using the applicable foreign exchange rate as of the date of grant.
ii.800,000 Inducement Stock Options.
iii.Includes 4,400,000 Inducement Stock Options.

	Stock options subject to a performance condition
	Number Outstanding	Weighted- Average Exercise Price (i)	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2025	1,900,000	$0.42	$868	4.4
Outstanding at March 31, 2026 (ii)	1,900,000	$0.42	$820	4.2
Vested and exercisable at March 31, 2026	—	$—	$—	—

i.The weighted-average exercise prices reflect the conversion of Canadian dollar denominated stock options translated into U.S. dollars using the applicable foreign exchange rate as of the date of grant.
ii.Includes 1,900,000 Inducement Stock Options.

Our stock option activity for the three months ended March 31, 2025 was as follows:

	Stock options subject only to a service condition
	Number Outstanding	Weighted- Average Exercise Price (i)	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2024	6,876,345	$1.61	$205	2.8
Expired	(75,000)	$2.48
Outstanding at March 31, 2025	6,801,345	$1.60	$—	2.6
Vested and exercisable at March 31, 2025	5,030,543	$1.80	$—	2.2

i.The weighted-average exercise prices reflect the conversion of Canadian dollar denominated stock options translated into U.S. dollars using the applicable foreign exchange rate as of the date of grant.

ONCOLYTICS BIOTECH INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
(in thousands, except share and per share amounts and where indicated)
Information about our stock options outstanding and exercisable, including both stock options subject to a service condition and stock options subject to a performance condition at March 31, 2026, was as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price (i)	Weighted Average Remaining Contractual Life (in years)	Number Exercisable	Weighted Average Exercise Price (i)
$0.42 - $0.75	5,500,000	$0.53	4.2	—	$—
$0.76 - $0.99	5,016,866	$0.92	4.2	1,330,322	$0.80
$1.00 - $1.49	6,531,796	$1.15	3.9	1,540,400	$1.39
$1.50 - $1.99	576,006	$1.71	0.7	576,006	$1.71
$2.00 - $4.24	958,955	$2.14	1.9	946,455	$2.14
	18,583,623	$0.98	3.9	4,393,183	$1.42

i.The weighted-average exercise prices reflect the conversion of Canadian dollar denominated stock options translated into U.S. dollars using the applicable foreign exchange rate as of the date of grant.

As of March 31, 2026, unrecognized compensation expense related to unvested stock options was $4,220, including $97 of compensation cost related to unvested stock options with a performance condition. These costs are expected to be recognized over a remaining weighted-average period of 1.6 years.
Stock option grants subject only to a service condition typically vest either immediately or annually over periods ranging from one to three years. The performance-based Inducement Stock Options will vest in full upon us generating a minimum of $25,000 in cumulative proceeds from new financing transactions.
We use the Black-Scholes Model to estimate fair value. We use historical data to estimate the expected dividend yield and expected volatility of our stock in determining the fair value of the stock options. The risk-free interest rate is based on the U.S. Treasury rate applicable to the expected life of the award. The expected dividend yield is zero, as we do not expect to pay dividends for the foreseeable future.
The fair value of options granted during the three months ended March 31 was determined using the following weighted average assumptions:

2026
Risk-free interest rate	3.8%
Expected life (years)	5.0
Expected volatility	72.2%
Expected dividend yield	— %
Weighted-average grant date fair value	$0.60

ONCOLYTICS BIOTECH INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
(in thousands, except share and per share amounts and where indicated)
Liability-Classified Stock Options
As discussed in note 3, certain employee stock options previously classified as equity were reclassified as liabilities, effective January 1, 2026.

The fair value of the liability-classified options as of March 31, 2026 and January 1, 2026 was determined using the following weighted-average assumptions:

	March 31, 2026	January 1, 2026
Risk-free interest rate	3.6%	3.6%
Expected life (years)	3.7	3.9
Expected volatility	81.0%	77.4%
Expected dividend yield	—%	—%
Weighted-average fair value	$0.55	$0.57
Number of liability-classified stock options outstanding	7,483,635	7,671,135

A summary of the stock option liability for the three months ended March 31, 2026 was as follows:

Stock option liability
Balance at December 31, 2025	$—
Reclassification of liability from equity	1,189
Stock-based compensation expense	1,481
Adjustment to liability	(54)
Balance at March 31, 2026	$2,616

RSUs
Our RSU activity for the three months ended March 31, 2026 was as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value (i)	Intrinsic Value
Outstanding at December 31, 2025	497,842	$0.95	$435
Vested and released	(10,317)	$1.09	$9
Outstanding at March 31, 2026	487,525	$0.95	$414

i.The weighted-average grant date fair value prices reflect the conversion of Canadian dollar denominated RSUs translated into U.S. dollars using the applicable foreign exchange rate as of the date of grant.

Our RSU activity for the three months ended March 31, 2025 was as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value (i)	Intrinsic Value
Outstanding at December 31, 2024	1,118,510	$1.00	$1,018
Granted	677,922	$0.68
Vested and released	(1,098,511)	$0.87	$831
Outstanding at March 31, 2025	697,921	$0.91	$384

i.The weighted-average grant date fair value prices reflect the conversion of Canadian dollar denominated RSUs translated into U.S. dollars using the applicable foreign exchange rate as of the date of grant.

ONCOLYTICS BIOTECH INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
(in thousands, except share and per share amounts and where indicated)
As of March 31, 2026, unrecognized compensation expense related to non-vested RSUs was $128. These costs are expected to be recognized over a remaining weighted-average period of 1.0 year.
Inducement Share Awards
Inducement Share Awards will vest upon our entry into a definitive agreement involving either the acquisition of our company or the exclusive license of pelareorep. During the three months ended March 31, 2026, we granted 300,000 Inducement Share Awards. If the performance condition for these awards is met, our CEO will be entitled to receive a number of common shares equal to 2% of our then-outstanding common shares (2,322,563 at March 31, 2026), and certain key executives will be entitled to receive 800,000 common shares. Accordingly, if the performance conditions had been met on March 31, 2026, a total of 3,122,563 common shares would be issuable pursuant to the Inducement Share Awards. Compensation expense for these awards will be recognized if and when the performance condition becomes probable or is achieved. To date, we have not recorded any compensation expense related to these awards.

Note 8: Net Loss Per Share
The following table shows the calculation of net loss per share:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss - basic and diluted	$(9,243)	$(4,711)
Denominator:
Weighted-average common shares outstanding used to compute basic and diluted net loss per share	112,292,579	84,631,445
Net loss per share, basic and diluted	$(0.08)	$(0.06)

The amounts in the table below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended March 31,
	2026	2025
Outstanding warrants	8,203,743	8,203,743
Outstanding stock options	18,583,623	6,801,345
Outstanding RSUs and Incentive Share Awards	3,610,088	697,921
	30,397,454	15,703,009

Note 9: Contract Liability
We entered into a licensing agreement (the “Licensing Agreement”) with Adlai Nortye Biopharma Co., Ltd. (“Adlai”). Under the terms of the Licensing Agreement, Adlai will have exclusive development and commercialization rights to pelareorep in China, Hong Kong, Macau, Singapore, South Korea, and Taiwan. Pursuant to the Licensing Agreement, we are entitled to receive upfront license fees, development and regulatory milestone payments, royalties, and sales-based milestone payments.
Our contract liability balance at March 31, 2026 and December 31, 2025, which we expect to record in revenue over the next five years, was as follows:

	March 31, 2026	December 31, 2025
Balance, beginning of period	$4,910	$4,677
Foreign exchange impact	—	233
Balance, end of period	$4,910	$4,910

ONCOLYTICS BIOTECH INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
(in thousands, except share and per share amounts and where indicated)
Note 10: Commitments and Contingencies
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
Commitments
As of March 31, 2026, we are committed to payments of approximately $350 for activities mainly related to our clinical trial and manufacturing programs, which are expected to occur over the next one year. The ultimate amount and timing of these payments are subject to changes in our research and development plan.

Note 11: Segment Information
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
The following table provides information about our single segment:

	Three Months Ended March 31,
	2026	2025
Operating Expenses:
Significant components of research and development (R&D) expenses:
Clinical trial expenses	$747	$370
Manufacturing and related process development expenses	507	414
Personnel-related expenses	3,271	1,981
Significant components of general and administrative (G&A) expenses:
Public company-related expenses	3,016	1,200
Personnel-related expenses	1,230	737
Intellectual property expenses	302	107
All other R&D and G&A expenses	208	212
Total operating expenses	9,281	5,021
Loss from operations	(9,281)	(5,021)
Total other income, net	38	310
Net loss	$(9,243)	$(4,711)

ONCOLYTICS BIOTECH INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
(in thousands, except share and per share amounts and where indicated)
Note 12: Subsequent Events
On April 6, 2026, we entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (the “Agent”), pursuant to which we may offer and sell from time to time through or to the agent, acting as agent or principal, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $75,000.
From April 1, 2026 to May 12, 2026, we sold 2,575,905 common shares pursuant to the Sales Agreement with the Agent, for gross proceeds of $2,363 at an average price of $0.92 per share. We received net proceeds of $2,292 after commissions of $71.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report and our audited financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2025. The following discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from the results described in or implied by these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” for additional cautionary information.
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
Pelareorep is a proprietary isolate of reovirus, a naturally occurring, non-pathogenic double-stranded RNA virus commonly found in environmental waters. Pelareorep has shown promising results in changing the tumor microenvironment (“TME”). This creates a more immunologically favorable TME, making the tumor more susceptible to various treatment combinations. These treatments include chemotherapies, checkpoint inhibitors, and other immuno-oncology approaches such as CAR T therapies, bispecific antibodies, and RAS or CDK4/6 inhibitors. Pelareorep induces a new army of tumor-reactive T cells, helps these cells to infiltrate the tumor through an inflammatory process, and upregulates the expression of PD-1/PD-L1. By priming the immune system with pelareorep, we believe we can increase the proportion of patients who respond to various cancer treatments, including immunotherapies, especially in cancers where existing treatment regimens have failed or provided limited benefit.
As our clinical development program advances, we anticipate pelareorep’s ability to enhance innate and adaptive immune responses within the TME will play an increasingly important role. This greatly increases opportunities for expanding our clinical program, business development, and partnering opportunities to address gastrointestinal cancers in combination with various therapies. We believe this approach has the most promise for generating clinically impactful data and offers the most expeditious path to regulatory approval.
Our primary focus is to position pelareorep as a platform immunotherapy for the treatment of gastrointestinal (“GI”) cancers and advance our GI programs to registration-enabled clinical studies. We are exploring opportunities for registrational programs and investigator-sponsored trials in metastatic colorectal cancer, second-line or later anal cancer, and metastatic pancreatic cancer.
Going Concern
We have incurred operating losses since inception and expect to continue to incur losses for the foreseeable future as we advance the development of pelareorep and incur research and development, manufacturing, and general and administrative expenses. We do not expect to generate significant revenues unless and until pelareorep receives regulatory approval and becomes commercially viable.
As of March 31, 2026, we had cash and cash equivalents of $5,493. Based on our current operating plan, we expect that our existing cash resources, even when considered together with available capital under our equity distribution arrangements, are sufficient to fund near‑term operating milestones but are not sufficient to fund our planned operations for at least twelve months from the date of issuance of our condensed consolidated financial statements included in this quarterly report. These conditions raise substantial doubt about our ability to continue as a going concern.
Our ability to continue as a going concern depends on our ability to obtain additional financing to fund ongoing operations. Management has plans to raise additional capital, including through the use of our at‑the‑market equity sales agreement and potential strategic collaborations or other financing arrangements, as discussed under “Capital Requirements.” However, there can be no assurance that additional financing will be available when needed, on acceptable terms, or at all. If we are unable to obtain additional funding as required, we may need to reduce or delay research and development activities, scale back operations, or pursue strategic alternatives.
The accompanying condensed consolidated financial statements have been prepared on a going‑concern basis and do not include any adjustments that might result from the outcome of these uncertainties. Such adjustments could be material.
Program Development Updates and Outlook
The following are the development updates and outlook for each of our programs for the three months ended March 31, 2026, through to the date of this quarterly report.
Clinical Trial Program
Second-line metastatic colorectal cancer (“mCRC”)
In late 2025, we filed for Fast Track Designation for pelareorep in combination with bevacizumab and FOLFIRI for the treatment of patients with Kirsten rat sarcoma (“KRAS”)-mutant, microsatellite-stable mCRC in the second-line setting. The application was supported by clinical data demonstrating a 33% objective response rate (“ORR”) for pelareorep-based therapy compared to approximately 10% ORR with standard-of-care1 in this patient population. In addition, pelareorep combination therapy was associated with a median progression-free survival (“PFS”) of 16.6 months, compared to 5.7 months with standard-of-care2, a duration of response of 19.5 months, compared to historical benchmarks of approximately 4–6 months3 in this setting, and a median overall survival of 27 months, compared to 11.2 months with standard-of-care4. The FDA granted our application, awarding Fast Track Designation for this indication in 2026.
Randomized Phase 2 second-line mCRC study
In March 2026, we launched a randomized Phase 2 study evaluating second-line RAS-mutated (which includes KRAS) MSS mCRC patients. Patients will receive either the control arm of bevacizumab (Avastin®) and FOLFIRI or the experimental arm of pelareorep, bevacizumab, and FOLFIRI. The first study site was initiated in early April 2026.

1 Bennouna J. Lancet Oncol (14):29-37, 2013 / Iwamoto S. Ann Oncol. Jul;26(7); 1427-33, 2015
2 Bennouna J. Lancet Oncol (14):29-37, 2023
3 FDA grants accelerated approval to adagrasib with cetuximab for KRAS G12C–mutated colorectal cancer. Published June 21, 2024. Accessed April 28, 2026. https://www.fda.gov/drugs/resources-information-approved-drugs/fda-grants-accelerated-approval-adagrasib-cetuximab-kras-g12c-mutated-colorectal-cancer
4 Bennouna J. Lancet Oncol (14):29-37, 2023

Second-line or later squamous cell carcinoma of the anal canal (“SCAC”)
GOBLET Cohort 4
Pelareorep is being studied in combination with atezolizumab in the rare, but deadly, relapsed, unresectable SCAC indication.
In January 2026, we reported updated clinical data from patients with third-line SCAC. The data showed four of 14 evaluable third-line patients receiving pelareorep and atezolizumab achieved objective responses, resulting in an ORR of approximately 29%. These responses included two complete responses and two partial responses. The median duration of response is approximately 17 months (67 weeks), indicating both depth and durability of clinical benefit in a heavily pretreated population. In historical third-line SCAC studies, objective response rates are typically approximately 10% or less5, with limited durability. In the second-line setting, pelareorep and atezolizumab achieved a 30% ORR, more than doubling the 13.8% ORR that was approved by the FDA for the current standard of care therapy6. We are no longer enrolling patients in Cohort 4 and will continue to monitor patients on the study and provide a final analysis once sufficient data has been collected.
Potential second-line or later SCAC registrational study
We participated in a Type C meeting with the FDA in mid-April of 2026 and aligned on the design of a pivotal study in second-line or later SCAC in the U.S. The final study protocol is being finalized and is expected to be a randomized controlled trial of pelareorep and a checkpoint inhibitor, compared with a control arm, which could be sufficient for accelerated approval and full approval at different points in time within the same study.
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
Potential first-line pancreatic cancer registration study
We participated in a Type C meeting with the FDA in the fourth quarter of 2025 and agreed on the key elements of a Phase 3 trial of pelareorep in combination with standard-of-care therapy for the first-line treatment of mPDAC. This trial would evaluate pelareorep and gemcitabine/nab-paclitaxel with or without a checkpoint inhibitor compared to chemotherapy alone. The primary endpoint of the study is overall survival, and PFS and ORR are secondary endpoints. We remain in active discussions with potential partners to supply a checkpoint inhibitor and fund our proposed first-line PDAC study. Until we enter into a transaction agreement with a partner, we do not expect to advance this study on our own and plan to focus our resources on other high-value indications that provide a more efficient path to registration for pelareorep.
Clinical development for the remainder of 2026
In 2026, our clinical objectives will primarily revolve around our randomized second-line mCRC clinical study. We are actively evaluating multiple strategic partnership options and continue to engage with collaborators, academic partners, and other stakeholders to determine the most effective path forward for pelareorep in PDAC and second-line or later SCAC.
5 Marabelle et al. Pembrolizumab for previously treated advanced anal squamous cell carcinoma: results from the non-randomised, multicohort, multicentre, phase 2 KEYNOTE-158 study. Lancet Gastroenterol Hepatol. 2022 May;7(5):446-454. doi: 10.1016/S2468-1253(21)00382-4.
6 Rao S, et al. A phase II study of retifanlimab (INCMGA00012) in patients with squamous carcinoma of the anal canal who have progressed following platinum-based chemotherapy (POD1UM-202). ESMO Open. 2022 Aug;7(4):100529. doi: 10.1016/j.esmoop.2022.100529. Epub 2022 Jul 8

Manufacturing and Process Development
While we currently have sufficient drug product supply to support our clinical development program, we continued our activities to expand our production capabilities as we focus on advancing our active drug substance and finished drug product towards registration and commercial readiness. In the first quarter of 2026, we completed analytical testing for the cGMP production run and drug product fill initiated in 2025. We also updated the formal assessment of the drug substance production process and began analytical development activities to support upcoming process characterization in preparation for process performance qualification. We also incurred storage and distribution costs to maintain our product supply. Ongoing bulk manufacturing and expanded filling capabilities are both part of the planned process validation. Process validation is required to ensure that the resulting product meets the specifications and quality standards and will form part of our submission to regulators, including the FDA, for product approval.
In 2026, our manufacturing program will focus on preparatory activities for validation of our drug substance production process, additional drug product manufacture to support the clinical program, and supply distribution for our ongoing and planned studies.
Intellectual Property
At March 31, 2026, we had 138 patents, including 11 U.S. and 7 Canadian patents, and issuances in other jurisdictions. We have an extensive patent portfolio covering pelareorep and formulations that we use in our clinical trial program. We also have patents covering methods for manufacturing pelareorep and screening for susceptibility to pelareorep. These patent rights extend to at least the end of 2031. We are continuing to analyze additional patent protections and have placed an emphasis on patent extension strategy and growing our patent portfolio. In addition, we have submitted new patent applications that we expect to extend certain patent protections and grant new rights into the 2040s.
Financing Activity
During the three months ended March 31, 2026, we sold 7,446,574 common shares pursuant to at-the-market (“ATM”) offering agreements for gross proceeds of $7,861 at an average price of $1.06 per share, resulting in net proceeds of $7,614 after issuance costs of $247 (including commissions of $236).
From April 1, 2026 to May 12, 2026, we sold 2,575,905 common shares pursuant to a Sales Agreement (see “Other Corporate Matters”) for gross proceeds of $2,363 at an average price of $0.92 per share. We received net proceeds of $2,292 after commissions of $71.
Cash Resources
As of March 31, 2026, we had cash and cash equivalents of $5,493 (see “Liquidity and Capital Resources”).
Other Corporate Matters
In October 2025, we filed a Registration Statement on Form F-4 with the U.S. Securities and Exchange Commission (as amended by Amendment No. 1 to Form F-4, as filed on December 5, 2025) that included a management circular, prospectus and other relevant documents related to various proposals contained therein. It included plans to hold a Special Meeting of Shareholders to vote on, among other things, a series of transactions that would change the jurisdiction of Oncolytics from the Province of Alberta in Canada to the State of Nevada in the U.S. (the “Domestication”). On January 15, 2026, all resolutions described in this registration statement were approved by our shareholders. On March 17, 2026, as part of the Domestication process, we changed our jurisdiction of incorporation to the Province of British Columbia in Canada. On March 31, 2026, we completed the Domestication and changed our jurisdiction to the State of Nevada.

On April 6, 2026, we entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (the “Agent”), pursuant to which we may offer and sell from time to time through or to the agent, acting as agent or principal, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $75,000.
Components of Results of Operations
Research and Development Expenses (“R&D”)
Our R&D expenses consist primarily of costs incurred to conduct research and development on pelareorep, including clinical trial expenses, manufacturing and related process development expenses, personnel-related expenses, translational science expenses, and other R&D expense. Clinical trial expenses include regulatory and consulting activities, contract research organization expenses, data management expenses, and other costs associated with our clinical trial program. Manufacturing and related process development expenses include product manufacturing and process development activities. Product manufacturing expenses include third-party direct manufacturing costs, quality control testing, filling, labeling, packaging, and storage costs. Process development expenses include costs associated with studies examining components of our manufacturing and analytical processes and costs associated with planned process validation and related conformity testing. Translational science expenses are intended to expand our intellectual property related to pelareorep and identify potential licensing opportunities arising from our technology base. Personnel-related expenses include salaries and wages, stock-based compensation, and other employee-related expenses.
General and Administrative Expenses (“G&A”)
Our G&A expenses consist primarily of public company-related expenses, personnel-related expenses, intellectual property expenses, office expenses, lease expense and depreciation. Public company-related expenses include investor, media, and public relations, marketing communications, business development, financial advisory activities, legal and accounting fees, corporate insurance, transfer agent costs, and other fees relating to our U.S. and Canadian stock listings (we voluntarily delisted from the Toronto Stock Exchange in August 2025). Personnel-related expenses include salaries and wages, director fees, stock-based compensation, and other employee-related expenses. Intellectual property expenses include legal and filing fees associated with our patent portfolio. Office expenses include administrative costs associated with operating our business.
Results of Operations
Comparison of the three months ended March 31, 2026 and 2025:
Net loss for the three months ended March 31, 2026 was $9,243 compared to $4,711 for the three months ended March 31, 2025.
Research and Development Expenses
Our R&D expenses increased by $1,752 from $2,800 for the three months ended March 31, 2025, to $4,552 for the three months ended March 31, 2026. The following table summarizes our R&D expenses for the three months ended March 31, 2026 and 2025:

	Three months ended March 31
	2026	2025	Change
Clinical trial expenses	$747	$370	$377
Manufacturing and related process development expenses	507	414	93
Personnel-related expenses	3,271	1,981	1,290
All other R&D expenses	27	35	(8)
Total R&D expenses	$4,552	$2,800	$1,752

The increase in our R&D expenses for the three months ended March 31, 2026, was primarily due to the following:
•Increased personnel-related expenses due to increased stock-based compensation expense and increased headcount. The increase in stock-based compensation expense was due to new stock option grants in the second half of 2025 and an adjustment to reclassify options from equity-classified to liability classified as discussed in note 3 of the condensed consolidated financial statements. This increase was partly offset by CEO transition-related activities in the first quarter of 2025.
•Increased clinical trial expenses due to start-up costs for our phase 2 second-line mCRC study launched in the first quarter of 2026 and higher registration program planning-related expenses. Our clinical trial expenses for the three months ended March 31, 2026 included $143 of non-cash stock-based compensation expense for consulting services.

General and Administrative Expenses
Our G&A expenses increased by $2,508 from $2,221 for the three months ended March 31, 2025, to $4,729 for the three months ended March 31, 2026. The following table summarizes our G&A expenses for the three months ended March 31, 2026 and 2025:

	Three months ended March 31
	2026	2025	Change
Public company-related expenses	$3,016	$1,200	$1,816
Personnel-related expenses	1,230	737	493
Intellectual property expenses	302	107	195
All other G&A expenses	181	177	4
Total G&A expenses	$4,729	$2,221	$2,508

The increase in our G&A expenses for the three months ended March 31, 2026 was primarily due to the following:
•Increased public company-related expenses due to higher investor relations activities and professional fees related to the Domestication. Our public company-related expenses for the three months ended March 31, 2026 included $587 of non-cash stock-based compensation expense for consulting services.
•Increased personnel-related expenses due to increased stock-based compensation expense as a result of new stock options grants in the second half of 2025.
•Increased intellectual property expenses related to executing our patent extension strategy and new patent applications.
Liquidity and Capital Resources
As of March 31, 2026 and December 31, 2025, we had cash and cash equivalents as follows:

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$5,493	$5,202

We have no debt other than accounts payable and accrued liabilities and operating lease liabilities. We have commitments relating to completing our research and development of pelareorep.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31
	2026	2025
Operating activities	$(7,293)	$(4,733)
Investing activities	(6)	(1)
Financing activities	7,614	4,183
Effect of exchange rate changes on cash	(24)	117
Total increase (decrease) in cash and cash equivalents	$291	$(434)

Cash used in operating activities
The increase in net cash used in operating activities reflects higher operating activities and higher non-cash working capital changes in 2026. Overall, net cash used in operating activities for the three months ended March 31, 2026 and 2025 was primarily related to the funding of our research and development activities, including personnel-related expenses, manufacturing and clinical trial costs, and other costs associated with general and administrative expenses.
Net cash used in operating activities for the three months ended March 31, 2026 consisted of a net loss of $9,243 and non-cash working capital changes of $1,181, partially offset by non-cash adjustments of $3,131. Non-cash items primarily included stock-based compensation expense and the value of shares issued for consulting services. Non-cash working capital changes mainly reflected increased accounts payable and increased other receivables related to the PanCAN Therapeutic Accelerator Award.
Net cash used in operating activities for the three months ended March 31, 2025 consisted of a net loss of $4,711 and non-cash working capital changes of $749, partially offset by non-cash adjustments of $727. Non-cash items primarily included stock-based compensation expense. Non-cash working capital changes mainly reflected decreased other liabilities reflecting utilization of funding received from PanCAN and increased accounts payable and accrued liabilities.
Net cash used by investing activities
Net cash used by investing activities for the three months ended March 31, 2026 and 2025 were related to the acquisition of property and equipment.
Net cash provided by financing activities
Net cash provided by financing activities during the three months ended March 31, 2026 and 2025 consisted of net proceeds from sales of our common shares pursuant to ATM offering agreements.
Capital Requirements
As a clinical‑stage biopharmaceutical company, we have not been profitable since inception and do not expect to generate significant revenues unless and until pelareorep receives regulatory approval and becomes commercially viable. We expect to continue to incur operating losses as we advance pelareorep through clinical development and incur costs associated with manufacturing, intellectual property protection, and operating as a public company. Historically, we have funded our operations primarily through the issuance of equity securities, including public offerings, at‑the‑market equity programs, and the exercise of warrants.
Our near‑term capital requirements are driven primarily by the advancement of our second‑line metastatic colorectal cancer and second‑line or later squamous cell carcinoma of the anal canal programs, as well as ongoing manufacturing readiness activities and general corporate costs. Conducting clinical trials necessary to obtain regulatory approval is costly and time‑consuming, and the timing and cost required to complete such trials are inherently uncertain. As a result, we are unable to predict with certainty the duration or total costs of our research and development programs or when, if ever, we may generate revenues from the commercialization of pelareorep.
As discussed under “Going Concern,” our current cash resources are sufficient to fund near‑term operating milestones but are not sufficient to fund planned operations for at least twelve months from the date of issuance of our condensed consolidated financial statements included in this quarterly report. To support our near‑term liquidity needs, we have access to capital through the Sales Agreement with the Agent, which provides flexibility to raise capital opportunistically and manage our cash resources. We expect to continue to utilize this equity distribution arrangement as appropriate to support ongoing operations; however, there can be no assurance that sufficient capital will be available under this or other arrangements on acceptable terms or at all.
Our future capital requirements beyond the near term will depend on several factors, including the timing, scope, and results of our clinical trials; regulatory interactions and outcomes; the costs associated with manufacturing process validation and supply; potential partnerships or collaborations; and broader market conditions. Although our Board of Directors reviews and approves our annual budget and multi‑year operating plans, actual funding requirements may differ materially from our expectations due to the inherent risks and uncertainties associated with drug development.
To fund our operations beyond the near term, we expect to seek additional capital through the sale of equity securities, strategic collaborations, licensing arrangements, or other financing sources. Additional financings may result in dilution to existing shareholders, and any debt or collaborative financing, if available, may include terms that restrict our operating flexibility or require us to relinquish rights to pelareorep or future revenues. If we are unable to obtain additional financing when required, we may need to reduce or delay certain development activities, pursue strategic alternatives, or take other measures to conserve capital.
For the three months ended March 31, 2026, we raised net cash proceeds of $7,614 from the issuance of 7,446,574 common shares through our ATM offering agreement.
We are not subject to externally imposed capital requirements, and there have been no changes in how we define or manage our capital in 2026.

Contractual Obligations and Commitments
As of March 31, 2026, our contractual obligations are comprised primarily of our accounts payable, accrued liabilities and operating lease obligations. In addition, we are committed to payments of approximately $350 for activities mainly related to our contract manufacturing program, which are expected to occur over the next one year. We are able to cancel most of these agreements with notice. The ultimate amount and timing of these payments are subject to changes in our research and development plan.
As of March 31, 2026, we had not entered into any off-balance sheet arrangements.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates from those disclosed in “Part II.
Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting
Policies and Significant Judgments and Estimates,” included in our annual report on Form 10-K for the fiscal year ended December 31, 2025, except for a change in the Company’s functional currency from the Canadian dollar to the U.S. dollar, effective January 1, 2026. This change and the related accounting treatment are described in Note 3 to the condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q.
Smaller Reporting Company Status
We are a “smaller reporting company” as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million as of the last business day of the most recently completed second fiscal quarter or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates was less than $700 million as of the last business day of the most recently completed second fiscal quarter.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
As a smaller reporting company, we are not required to provide disclosure pursuant to this Item.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act,is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
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

ITEM 1A. RISK FACTORS
There have been no material changes to our risk factors from those disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications
During the quarterly period ended March 31, 2026, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a“Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408, respectively, of SEC Regulation S-K.

ITEM 6. EXHIBITS
The documents listed below are incorporated by reference or filed or furnished with this quarterly report on Form 10-Q:

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Domestication of Oncolytics Biotech Inc. (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K (File No. 001-38512) filed with the SEC on April 1, 2026).
3.2	Articles of Incorporation of Oncolytics Biotech Inc. (incorporated by reference to Exhibit 3.2 of the registrant’s Current Report on Form 8-K (File No. 001-38512) filed with the SEC on April 1, 2026).
3.3	Bylaws of Oncolytics Biotech Inc. (incorporated by reference to Exhibit 3.3 of the registrant’s Current Report on Form 8-K (File No. 001-38512) filed with the SEC on April 1, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Schema Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Schema Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Schema Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Schema Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONCOLYTICS BIOTECH INC.
Registrant

Date: May 14, 2026	By:	/s/ Jared Kelly
Jared Kelly
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Kirk Look
Kirk Look, CA
Chief Financial Officer
(Principal Financial and Accounting Officer)