Form 10-Q
period 2026-06-30
ONCOLYTICS BIOTECH INC
filed 2026-08-12
CIK 1129928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 10, 2026, the registrant had 127,510,505 common shares outstanding.

ONCOLYTICS BIOTECH INC.
FORM 10-Q
June 30, 2026

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ONCOLYTICS BIOTECH INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,115	$5,202
Other receivables	1,214	573
Prepaid expenses	1,740	1,069
Total current assets	7,069	6,844
Property and equipment, net	202	228
Right-of-use assets	400	510
Total assets	$7,671	$7,582

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$3,405	$3,504
Accrued liabilities	1,682	2,327
Operating lease liabilities, current	138	193
Warrant derivative	—	77
Total current liabilities	5,225	6,101
Contract liability	4,910	4,910
Stock option liability	3,393	—
Operating lease liabilities, non-current	310	370
Total liabilities	13,838	11,381

Commitments and contingencies (Note 10)

Stockholders’ Deficit:
Common stock, par value $0.001; 1,000,000,000 authorized as of June 30, 2026. Common stock, no par value; Unlimited authorized as of December 31, 2025. 124,637,521 and 108,021,271 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	—	—
Additional paid-in capital	435,788	419,471
Accumulated other comprehensive income	6,225	6,225
Accumulated deficit	(448,180)	(429,495)
Total stockholders’ deficit	(6,167)	(3,799)
Total liabilities and stockholders' deficit	$7,671	$7,582
See accompanying notes to the condensed consolidated financial statements.

ONCOLYTICS BIOTECH INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$4,262	$1,916	$8,814	$4,716
General and administrative	5,117	2,735	9,846	4,956
Total operating expenses	9,379	4,651	18,660	9,672
Loss from operations	(9,379)	(4,651)	(18,660)	(9,672)
Other income (expense):
Change in fair value of warrant derivative	—	(77)	—	153
Fair value loss from Standby Equity Purchase Agreement (“SEPA Arrangement”)	—	(388)	—	(388)
Foreign exchange gain (loss)	1	(200)	(5)	(237)
Interest income	37	100	81	217
Total other income, net	38	(565)	76	(255)
Loss before income taxes	(9,341)	(5,216)	(18,584)	(9,927)
Income tax expense	(101)	(61)	(101)	(61)
Net loss	(9,442)	(5,277)	(18,685)	(9,988)
Other comprehensive loss:
Translation adjustments	—	(33)	—	77
Comprehensive loss	$(9,442)	$(5,310)	$(18,685)	$(9,911)

Basic and diluted net loss per share	$(0.08)	$(0.06)	$(0.16)	$(0.11)
Weighted average common shares outstanding - basic and diluted	119,739,942	90,999,586	116,036,833	87,833,107
See accompanying notes to the condensed consolidated financial statements.

ONCOLYTICS BIOTECH INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(unaudited)
(in thousands, except share amounts)

	Three Months Ended
	Number of Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at December 31, 2025	108,021,271	$419,471	$6,225	$(429,495)	$(3,799)
Net loss	—	—	—	(9,243)	(9,243)
Issued pursuant to restricted share unit awards	10,317	—	—	—	—
Issued pursuant to at-the-market offering agreements, net of issuance costs	7,446,574	7,614	—	—	7,614
Issued pursuant to consulting service agreements	650,000	539	—	—	539
Reclassification of warrants	—	77	—	—	77
Stock option liability reclassification	—	(1,189)	—	—	(1,189)
Stock-based compensation expense	—	871	—	—	871
Balance at March 31, 2026	116,128,162	427,383	6,225	(438,738)	(5,130)
Net loss	—	—	—	(9,442)	(9,442)
Issued pursuant to at-the-market offering agreements, net of issuance costs	7,859,359	6,771	—	—	6,771
Issued pursuant to consulting service agreements	650,000	622	—	—	622
Stock-based compensation expense	—	1,012	—	—	1,012
Balance at June 30, 2026	124,637,521	$435,788	$6,225	$(448,180)	$(6,167)

Balance at December 31, 2024	80,020,131	$397,673	$6,361	$(400,736)	$3,298
Net loss and other comprehensive loss	—	—	110	(4,711)	(4,601)
Issued pursuant to restricted share unit awards	1,098,511	—	—	—	—
Issued pursuant to at-the-market offering agreements, net of issuance cost	5,302,950	4,183	—	—	4,183
Stock-based compensation expense	—	845	—	—	845
Balance at March 31, 2025	86,421,592	402,701	6,471	(405,447)	3,725
Net loss and other comprehensive loss	—	—	(33)	(5,277)	(5,310)
Issued pursuant to restricted share unit awards	158,135	—	—	—	—
Issue pursuant to SEPA Arrangement	7,562,152	3,176	—	—	3,176
Issued pursuant to at-the-market offering agreements, net of issuance cost	3,266,024	1,746	—	—	1,746
Stock-based compensation expense	—	362	—	—	362
Balance at June 30, 2025	97,407,903	$407,985	$6,438	$(410,724)	$3,699
See accompanying notes to the condensed consolidated financial statements.

ONCOLYTICS BIOTECH INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(18,685)	$(9,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	31	37
Non-cash lease expense	144	145
Stock-based compensation expense	4,087	1,207
Value of shares issued to consultants	1,387	—
Unrealized foreign exchange loss	20	261
Change in fair value of warrant derivative	—	(153)
Fair value loss from SEPA Arrangement	—	388
Value of shares issued for SEPA Arrangement commitment fees	—	440
Changes in operating assets and liabilities:
Other receivables	(641)	(3)
Prepaid expenses	(897)	(924)
Accounts payable	(83)	354
Accrued liabilities	(645)	(456)
Operating lease liabilities	(149)	(147)
Net cash used in operating activities	(15,431)	(8,839)
Cash flows from investing activities:
Acquisition of property and equipment	(6)	(1)
Net cash used in investing activities	(6)	(1)
Cash flows from financing activities:
Proceeds from at-the-market offering agreements, net of issuance costs	14,385	5,929
Proceeds from SEPA Arrangement	—	2,348
Net cash provided by financing activities	14,385	8,277
Effect of exchange rate changes on cash and cash equivalents	(35)	205
Net decrease in cash and cash equivalents	(1,087)	(358)
Cash and cash equivalents, beginning of period	5,202	11,079
Cash and cash equivalents, end of period	$4,115	$10,721

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$101	$61
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
As of June 30, 2026, we had cash and cash equivalents of $4,115. Based on our current operating plan, we expect that our existing cash resources, even when considered together with capital that may be raised under our equity distribution arrangements, are sufficient to fund near‑term operating milestones but are not sufficient to fund our planned operations for at least twelve months from the date of issuance of our condensed consolidated financial statements included in this quarterly report. These conditions raise substantial doubt about our ability to continue as a going concern.
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
Use of Estimates, Judgments and Assumptions
The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, we evaluate the estimates and judgments used, which include but are not limited to revenue recognition, estimation of research and development costs incurred, valuation of stock-based compensation, valuation of warrant derivatives, the discount rate used in estimating the present value of right-of-use assets and lease liabilities, deferred income taxes, determination of the functional currency of each of our legal entities, and forecasting future cash flows in assessing our going concern assumption.
Note 3: Summary of Significant Accounting Policies
The condensed consolidated financial statements have been prepared using accounting policies that are consistent with the policies used in preparing the Company’s audited consolidated financial statements for the year ended December 31, 2025.
Functional and Reporting Currency
Management uses its judgment to determine the functional currency that most accurately represents the economic effects of the underlying transactions, events and conditions and considered various factors including the currency of future expenditures and the currency in which funds from financing activities are generated. A company’s functional currency is only changed when significant changes in economic facts and circumstances indicate clearly that the functional currency has changed.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and other receivables from the Pancreatic Cancer Action Network (see Note 4) in the event of non-performance by counterparties, but we do not anticipate such non-performance. We maintain our cash and cash equivalents at accredited financial institutions. At times, such balances may exceed federally insured limits. We do not believe we are exposed to any

ONCOLYTICS BIOTECH INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
(in thousands, except share and per share amounts and where indicated)
significant credit risk with respect to these balances, as we place our cash and cash equivalents with high‑quality financial institutions and have not experienced any losses on such accounts.
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
As of June 30, 2026, the carrying amount of our financial instruments, including cash and cash equivalents, other receivables, accounts payable, and accrued liabilities, approximated their fair value due to their short-term maturity.
Our liability-classified stock options are measured at fair value on a recurring basis and are classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs, including expected volatility and expected life.
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

ONCOLYTICS BIOTECH INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
(in thousands, except share and per share amounts and where indicated)
Note 4: Balance Sheet Details
Prepaid Expenses
Prepaid expenses consisted of the following:

	June 30, 2026	December 31, 2025
Prepaid research and development expenses	$672	$106
Prepaid insurance	825	438
Prepaid professional fees	104	371
Prepaid other	139	154
Total prepaid expenses	$1,740	$1,069
Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30, 2026	December 31, 2025
Accrued research and development costs	$853	$1,522
Accrued professional fees	735	764
Accrued other	94	41
Total accrued liabilities	$1,682	$2,327

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
Funding received for the three and six months ended June 30, 2026 was nil. Funding received for the three and six months ended June 30, 2025 was $1,125. During the three and six months ended June 30, 2026, we recognized $258 and $648, respectively, as a reduction of research and development expenses based on eligible costs incurred in accordance with the agreement. During the three and six months ended June 30, 2025, we recognized $774 and $1,530, respectively, as a reduction of research and development expenses based on eligible costs incurred in accordance with the agreement.
As of June 30, 2026 and December 31, 2025, eligible research and development expenditures incurred exceeded cumulative funding received to date, resulting in other receivables of $1,175 and $527, respectively.
Note 5: Leases
Our operating lease costs were $71 and $72 for the three months ended June 30, 2026 and 2025, respectively. Our operating lease costs were $144 and $145 for the six months ended June 30, 2026 and 2025, respectively. Our variable lease costs were $46 and $17 for the three months ended June 30, 2026 and 2025, respectively. Our variable lease costs were $62 and $33 for the six months ended June 30, 2026 and 2025, respectively. Variable lease costs consist primarily of a pro rata share of operating costs, insurance costs, utilities and real property taxes.

ONCOLYTICS BIOTECH INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
(in thousands, except share and per share amounts and where indicated)
Future minimum operating lease liabilities as of June 30, 2026 are presented in the following table. Variable lease costs are not included in these payments:

2026	$106
2027	169
2028	177
2029	92
Total future minimum lease payments	544
Less: Interest	96
Present value of operating lease liabilities	$448

Note 6: Capital Stock
We are authorized to issue 1,000,000,000 shares of common stock and 100,000,000 shares of preferred stock, each with a par value of $0.001 per share. Holders of our common stock are entitled to one vote per share at meetings of shareholders, to receive such dividends as declared by our board of directors (“Board”), and to receive our remaining property and assets upon dissolution, liquidation or winding up, subject to any preferential rights of holders of outstanding preferred stock. All issued and outstanding shares are fully paid and non-assessable. The Board is authorized to issue preferred stock in one or more series and to determine the rights, preferences and privileges of each series. No shares of preferred stock were issued or outstanding as of June 30, 2026.
At-the-Market Offering Agreements
On April 6, 2026, we entered into an Open Market Sale Agreement with Jefferies LLC, which allows us to sell shares of our common stock, par value $0.001 per share, with an aggregate offering price of up to $75,000. During the three months ended June 30, 2026, we sold 7,859,359 common shares for gross proceeds of $7,152 at an average price of $0.91 per share. We received net proceeds of $6,771 after issuance costs of $381 (including commissions of $215).
On October 17, 2025, we entered into an ATM offering agreement with BTIG, LLC, which allowed us to issue common shares, at prevailing market prices, with an aggregate offering value of up to $50,000 through the facilities of the Nasdaq Capital Market. During the three months ended March 31, 2026, we sold 7,446,574 common shares for gross proceeds of $7,861 at an average price of $1.06 per share. We received net proceeds of $7,614 after issuance costs of $247 (including commissions of $236). This ATM agreement was terminated on March 21, 2026.
On August 2, 2024, we entered into an ATM offering agreement with Cantor Fitzgerald & Co, which allowed us to issue common shares, at prevailing market prices, with an aggregate offering value of up to $50,000 over a 25-month period through the facilities of the Nasdaq Capital Market. During the three and six months ended June 30, 2025, we sold 3,266,024 and 8,568,974, common shares for gross proceeds of $1,823 and $6,150, at an average price of $0.56 and $0.72, per share, respectively. For the same three and six month periods, we received net proceeds of $1,746 and $5,929, after issuance costs of $77 and $221 (including commissions of $55 and $185). This ATM agreement was terminated on August 22, 2025.
Consultant Services Shares Issued
During the three and six months ended June 30, 2026, we issued 650,000 and 1,300,000 common shares to consultants valued at $622 and $1,161, or a weighted-average price of $0.96 and $0.89 per share, respectively, as partial or total consideration for services received. We measured the fair value of these services based on the fair value of our common shares on the date we entered into each underlying consulting services agreement. We recognize stock-based compensation expense for these agreements over the time period we expect to receive services. For the three and six months ended June 30, 2026, we recognized stock-based compensation expense of $657 and $1,387, respectively, related to consultant services. As of June 30, 2026 and December 31, 2025, we recorded $57 and $283 in prepaid expenses related to services not yet performed.
Compensation Warrants
In consideration of the services rendered by the underwriter as part of a public offering in 2023, we issued 536,693 compensation warrants. Each compensation warrant is exercisable into one common share at an exercise price of $2.25 up to 60 months from the date of issuance. At the issuance date, we used the Black-Scholes Model to estimate the fair value of the services rendered. The resulting fair value was included as part of the public offering transaction costs, and was allocated to

ONCOLYTICS BIOTECH INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
(in thousands, except share and per share amounts and where indicated)
share issue costs and operating expenses based on the relative fair values of the common share and warrant of each unit issued. As of June 30, 2026 and December 31, 2025, there were 536,693 compensation warrants outstanding.
Warrants
Following the change in functional currency on January 1, 2026, warrants issued in 2023 pursuant to an underwritten public offering no longer met liability classification and as such were reclassified as equity at that date. The warrants have an exercise price denominated in U.S. dollars and are indexed to our stock because of the change in functional currency.
Each warrant entitles the holder to purchase one common share at an exercise price of $2.81 up to 60 months from the date of issuance. The expiration of the warrants may be accelerated by us at any time prior to the expiration date if the volume weighted-average price of the issued and outstanding common shares on the Nasdaq Stock Market is greater than $6.50 for any 20 consecutive trading days, at which time we may, within 10 business days, accelerate the expiration date by issuing a press release announcing the reduced warrant term whereupon the warrants will expire on or after the 75th calendar day after the date of such press release. As of June 30, 2026 and December 31, 2025, there were 7,667,050 warrants outstanding.
Common Shares reserved for future issuance are as follows:

June 30, 2026
Common shares issuable upon exercise of employee and non-employee stock options	22,097,374
Common shares issuable upon vesting and settlement of restricted stock units	469,992
Common shares issuable upon vesting and settlement of Inducement Share Awards	3,292,750
Common shares available for grant under the 2026 Incentive Award Plan	6,490,577
Common shares issuable upon exercise of warrants	8,203,743
Total	40,554,436
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
The number of shares reserved for issuance under the 2026 Plan equals the sum of (i) 6,500,000 shares; (ii) any shares that remain available under the prior Equity Incentive Plans; (iii) any shares that are subject to awards under the prior Equity Incentive Plans which are forfeited or lapse unexercised and which are not issued under the prior Equity Incentive Plans; and (iv) an annual increase on the first day of each calendar year beginning January 1, 2027 and ending on and including January 1, 2036, equal to the lesser of (A) 6% of the aggregate number of shares outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares as is determined by the Board or the compensation committee.
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

ONCOLYTICS BIOTECH INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
(in thousands, except share and per share amounts and where indicated)
Stock-Based Compensation Expense
Our stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock-based compensation expense:
Pursuant to Equity Incentive Plans and Inducement Equity Awards	$1,788	$362	$4,087	$1,207
Pursuant to consulting service agreements	657	—	1,387	—
	$2,445	$362	$5,474	$1,207
Stock-based compensation expense in operating expenses:
Research and development	$1,245	$144	$3,223	$763
General and administrative	1,200	218	2,251	444
	$2,445	$362	$5,474	$1,207
Stock Options
Our stock option activity for the six months ended June 30, 2026 was as follows:

	Stock options subject only to a service condition
	Number Outstanding	Weighted- Average Exercise Price (i)	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2025	17,216,957	$1.11	$1,576	3.8
Granted (ii)	4,761,000	$1.04
Forfeited	(561,417)	$1.02
Expired	(1,219,166)	$2.40
Outstanding at June 30, 2026 (iii)	20,197,374	$1.02	1,956	4.8
Vested and exercisable at June 30, 2026	5,329,017	$1.20	$753	2.4

i.The weighted-average exercise prices reflect the conversion of Canadian dollar denominated stock options translated into U.S. dollars using the applicable foreign exchange rate as of the date of grant.
ii.Includes 800,000 Inducement Stock Options.
iii.Includes 4,400,000 Inducement Stock Options.

	Stock options subject to a performance condition
	Number Outstanding	Weighted- Average Exercise Price (i)	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2025	1,900,000	$0.42	$868	4.4
Outstanding at June 30, 2026 (ii)	1,900,000	$0.42	$1,012	4.0
Vested and exercisable at June 30, 2026	—	$—	$—	—

i.The weighted-average exercise prices reflect the conversion of Canadian dollar denominated stock options translated into U.S. dollars using the applicable foreign exchange rate as of the date of grant.
ii.Includes 1,900,000 Inducement Stock Options.

ONCOLYTICS BIOTECH INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
(in thousands, except share and per share amounts and where indicated)
Our stock option activity for the six months ended June 30, 2025 was as follows:

	Stock options subject only to a service condition
	Number Outstanding	Weighted- Average Exercise Price (i)	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2024	6,876,345	$1.61	$205	2.8
Granted (ii)	3,600,000	$0.47
Forfeited	(211,733)	$1.00
Expired	(80,263)	$2.71
Outstanding at June 30, 2025	10,184,349	$1.21	$1,075	3.3
Vested and exercisable at June 30, 2025	5,116,947	$1.78	$—	1.9

i.The weighted-average exercise prices reflect the conversion of Canadian dollar denominated stock options translated into U.S. dollars using the applicable foreign exchange rate as of the date of grant.
ii.Includes 3,600,000 Inducement Stock Options.

	Stock options subject to a performance condition
	Number Outstanding	Weighted- Average Exercise Price (i)	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2024	—	$—	$—	—
Granted (ii)	1,900,000	$0.42
Outstanding at June 30, 2025 (ii)	1,900,000	$0.42	$670	4.9
Vested and exercisable at June 30, 2025	—	$—	$—	—

i.The weighted-average exercise prices reflect the conversion of Canadian dollar denominated stock options translated into U.S. dollars using the applicable foreign exchange rate as of the date of grant.
ii.Includes 1,900,000 Inducement Stock Options.

As of June 30, 2026, unrecognized compensation expense related to unvested stock options was $6,387, including $95 of compensation cost related to unvested stock options with a performance condition. These costs are expected to be recognized over a remaining weighted-average period of 1.7 years.
Stock option grants subject only to a service condition typically vest either immediately or annually over periods ranging from one to 3 years. The performance-based Inducement Stock Options will vest in full upon us generating a minimum of $25,000 in cumulative proceeds from new financing transactions after June 11, 2025.
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

ONCOLYTICS BIOTECH INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
(in thousands, except share and per share amounts and where indicated)
The fair value of options granted during the six months ended June 30, 2026 was determined using the following weighted-average assumptions:

Risk-free interest rate	4.2%
Expected life (years)	6.7
Expected volatility	89.3%
Expected dividend yield	— %
Weighted-average grant date fair value	$0.82
Liability-Classified Stock Options
As discussed in note 3, certain employee stock options previously classified as equity were reclassified as liabilities, effective January 1, 2026. The related stock option liability is measured at fair value on a recurring basis and is classified within Level 3 of the fair value hierarchy.

The fair value of the liability-classified options as of June 30, 2026 and January 1, 2026 was determined using the following weighted-average assumptions:

	June 30, 2026	January 1, 2026
Risk-free interest rate	4.1%	3.6%
Expected life (years)	3.5	3.9
Expected volatility	83.4%	77.4%
Expected dividend yield	—%	—%
Weighted-average fair value	$0.64	$0.57
Number of liability-classified stock options outstanding	7,336,535	7,671,135

A summary of the stock option liability for the six months ended June 30, 2026 was as follows:

Stock option liability
Balance at December 31, 2025	$—
Reclassification of liability from equity	1,189
Stock-based compensation expense	2,270
Fair value adjustment to liability	(66)
Balance at June 30, 2026	$3,393

RSUs
Our RSU activity for the six months ended June 30, 2026 was as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value (i)	Intrinsic Value
Outstanding at December 31, 2025	497,842	$0.95	$435
Vested and released	(10,317)	$1.09	9
Forfeited	(17,533)	$1.11
Outstanding at June 30, 2026	469,992	$0.89	$446

i.The weighted-average grant date fair value prices reflect the conversion of Canadian dollar denominated RSUs translated into U.S. dollars using the applicable foreign exchange rate as of the date of grant.

ONCOLYTICS BIOTECH INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
(in thousands, except share and per share amounts and where indicated)
Our RSU activity for the six months ended June 30, 2025 was as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value (i)	Intrinsic Value
Outstanding at December 31, 2024	1,118,510	$1.00	$1,018
Granted	738,420	$0.67
Vested and released	(1,256,646)	$0.83	$918
Outstanding at June 30, 2025	600,284	$1.03	$462

i.The weighted-average grant date fair value prices reflect the conversion of Canadian dollar denominated RSUs translated into U.S. dollars using the applicable foreign exchange rate as of the date of grant.

As of June 30, 2026, unrecognized compensation expense related to non-vested RSUs was $84. These costs are expected to be recognized over a remaining weighted-average period of 0.8 year.
Inducement Share Awards
Inducement Share Awards will vest upon our entry into a definitive agreement involving either the acquisition of our company or the exclusive license of pelareorep. During the six months ended June 30, 2026 and June 30, 2025, we granted 300,000 and 500,000 Inducement Share Awards, respectively. During the six months ended June 30, 2025, we also granted Inducement Share Awards to our CEO, which will entitle him to receive that number of common shares equal to 2% of our then-outstanding common shares (2,492,750 at June 30, 2026) if the performance condition is met. Accordingly, if the performance conditions had been met on June 30, 2026, a total of 3,292,750 common shares would be issuable pursuant to the Inducement Share Awards. Compensation expense for these awards will be recognized if and when the performance condition becomes probable or is achieved. To date, we have not recorded any compensation expense related to these awards.

Note 8: Net Loss Per Share
The following table shows the calculation of net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss - basic and diluted	$(9,442)	$(5,277)	$(18,685)	$(9,988)
Denominator:
Weighted-average common shares outstanding used to compute basic and diluted net loss per share	119,739,942	90,999,586	116,036,833	87,833,107
Net loss per share, basic and diluted	$(0.08)	$(0.06)	$(0.16)	$(0.11)

The amounts in the table below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Outstanding warrants	8,203,743	8,203,743	8,203,743	8,203,743
Outstanding stock options	22,097,374	12,084,349	22,097,374	12,084,349
Outstanding RSUs and Incentive Share Awards	3,762,742	3,231,500	3,762,742	3,231,500
	34,063,859	23,519,592	34,063,859	23,519,592

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
Our contract liability balance at June 30, 2026 and December 31, 2025, which we expect to record in revenue over the next five years, was as follows:

	June 30, 2026	December 31, 2025
Balance, beginning of period	$4,910	$4,677
Foreign exchange impact	—	233
Balance, end of period	$4,910	$4,910

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
Commitments
As of June 30, 2026, we are committed to payments of approximately $347 for activities mainly related to our clinical trial and manufacturing programs, which are expected to occur over the next one year. The ultimate amount and timing of these payments are subject to changes in our research and development plan.

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
The following table provides information about our single segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating Expenses:
Significant components of research and development (R&D) expenses:
Clinical trial expenses	$1,056	$422	$1,803	$792
Manufacturing and related process development expenses	413	425	920	839
Personnel-related expenses	2,699	1,045	5,970	3,026
Significant components of general and administrative (G&A) expenses:
Public company-related expenses	3,368	1,580	6,384	2,780
Personnel-related expenses	1,371	888	2,601	1,625
Intellectual property expenses	149	85	451	192
All other R&D and G&A expenses	323	206	531	418
Total operating expenses	9,379	4,651	18,660	9,672
Loss from operations	(9,379)	(4,651)	(18,660)	(9,672)
Total other income (expense), net	38	(565)	76	(255)
Income tax expense	(101)	(61)	(101)	(61)
Net loss	$(9,442)	$(5,277)	$(18,685)	$(9,988)

Note 12: Subsequent Events
From July 1, 2026 to August 10, 2026, we sold 2,322,984 common shares pursuant to the Sales Agreement, for gross proceeds of $1,890 at an average price of $0.81 per share. We received net proceeds of $1,834 after commissions of $57.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report and our audited financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2025 . The following discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from the results described in or implied by these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” for additional cautionary information.
All references to the terms “we,” “our,” “us,” “the Company,” and “Oncolytics” may refer, as the context requires, to Oncolytics Biotech Inc., or collectively to Oncolytics Biotech Inc. and its subsidiaries. Unless otherwise indicated, all references to “$” and “dollars” in this management’s discussion and analysis of financial condition and results of operations mean thousands of U.S. dollars.
Company Overview
We are a clinical-stage biopharmaceutical company developing pelareorep, a well-tolerated intravenously delivered immunotherapeutic agent that selectively replicates in tumors, activates the innate and adaptive immune systems, and weakens tumor defense mechanisms. This improves the ability of the immune system to fight cancer, making tumors more susceptible to a broad range of oncology treatments.
Pelareorep is a proprietary isolate of reovirus, a naturally occurring, non-pathogenic double-stranded RNA virus commonly found in environmental waters. Pelareorep has shown promising results in changing the tumor microenvironment (“TME”). This creates a more immunologically favorable TME, making the tumor more susceptible to various treatment combinations. These treatments include chemotherapies, checkpoint inhibitors, and other immuno-oncology approaches such as CAR T therapies, bispecific antibodies, and RAS or CDK4/6 inhibitors. Pelareorep induces a new army of tumor-reactive T cells, helps these cells to infiltrate the tumor through an inflammatory process, and upregulates key inflammatory cytokines resulting in the formation of tertiary lymphoid structures and the expansion of tumor-infiltrating lymphocytes. By priming the immune system with pelareorep, we believe we can increase the proportion of patients who respond to various cancer treatments, including immunotherapies, especially in cancers where existing treatment regimens have failed or provided limited benefit.
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
Our primary focus is to position pelareorep as a platform immunotherapy for the treatment of gastrointestinal (“GI”) cancers and advance our GI programs to registration-enabled clinical studies. We are exploring opportunities for registrational studies and investigator-sponsored trials in metastatic colorectal cancer, second-line or later anal cancer, and metastatic pancreatic cancer.
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
As of June 30, 2026, we had cash and cash equivalents of $4,115. Based on our current operating plan, we expect that our existing cash resources, even when considered together with available capital under our equity distribution arrangements, are sufficient to fund near‑term operating milestones but are not sufficient to fund our planned operations for at least twelve months from the date of issuance of our condensed consolidated financial statements included in this quarterly report. These conditions raise substantial doubt about our ability to continue as a going concern.
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
Program Development Updates and Outlook
The following are the development updates and outlook for our program for the three months ended June 30, 2026, through to the date of this quarterly report.
Clinical Trial Program

Program	Collaborator	Combination	Phase 1	Phase 2	Registration-Enabling Phase 3
2L MSS mCRC					
RAS-mutated Biomarker-focused study	Not applicable	chemo + bev +/- pela			
≥2L SCAC					
GOBLET cohort 4 ≥2L Unresectable SCAC	Roche	pela + atezo			
Pivotal Study	Seeking Partnership	pela + CPI			
1L PDAC					
Pivotal Study	Seeking Partnership	pela + GnP +/- CPI			
GOBLET cohort 5 Newly Diagnosed PDAC	Roche; PANCREATIC CANCER ACTION NETWORK	pela + mFOL +/- atezo			

PDAC: pancreatic ductal adenocarcinoma; MSS: microsatellite stable; mCRC: metastatic colorectal cancer; SCAC: squamous cell carcinoma of the anal canal; pela: pelareorep; GnP: gemcitabine + nab-paclitaxel; CPI: checkpoint inhibitor; mFOL: modified FOLFIRINOX; atezo: atezolizumab; bev: bevacizumab; 1L: First-Line; 2L: Second-Line

Second-line metastatic colorectal cancer (“mCRC”)
In the first quarter of 2026, we received Fast Track Designation for pelareorep in combination with bevacizumab and fluorouracil, leucovorin, irinotecan (“FOLFIRI”) for the treatment of patients with Kirsten rat sarcoma (“KRAS”)-mutant, microsatellite-stable (“MSS”) mCRC in the second-line setting. The application was supported by clinical data demonstrating a 33% objective response rate (“ORR”) for pelareorep-based therapy compared to approximately 10% ORR with standard-of-care1 in this patient population. In addition, pelareorep combination therapy was associated with a median progression-free survival of 16.6 months, compared to 5.7 months with standard-of-care2, a duration of response of 19.5 months, compared to historical benchmarks of approximately 4–6 months3 in this setting, and a median overall survival of 27 months, compared to 11.2 months with standard-of-care4.
Randomized Phase 2 second-line mCRC study – REO 033
In March 2026, we announced the launch of a randomized Phase 2 study, known as REO 033, evaluating second-line RAS-mutated (which includes KRAS) MSS mCRC patients. Patients will receive either the control arm of bevacizumab (Avastin®) and FOLFIRI or the experimental arm of pelareorep, bevacizumab, and FOLFIRI. The first study site was initiated in early April 2026.
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

During the second quarter of 2026, we continued with site initiation and expect that approximately half of the planned clinical sites will be activated during the third quarter of 2026.
Squamous cell carcinoma of the anal canal (“SCAC”)
GOBLET Cohort 4
Pelareorep is being studied in combination with atezolizumab in the rare, but deadly, relapsed, unresectable SCAC indication.
In January 2026, we reported updated clinical data from patients with third-line SCAC. The data showed four of 14 evaluable third-line patients receiving pelareorep and atezolizumab achieved objective responses, resulting in an ORR of approximately 29%. These responses included two complete responses and two partial responses. The median duration of response is approximately 17 months (67 weeks), indicating both depth and durability of clinical benefit in a heavily pretreated population. In historical third-line SCAC studies, objective response rates are typically approximately 10% or less5, with limited durability. In the second-line setting, pelareorep and atezolizumab achieved a 30% ORR, more than doubling the 13.8% ORR that was approved by the FDA for the current standard of care therapy6. Enrollment in Cohort 4 has been completed and we will continue to monitor patients on the study and provide a final analysis once sufficient data has been collected.
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
In July 2026, the FDA granted Fast Track designation to pelareorep in combination with a checkpoint inhibitor for the treatment of patients with inoperable, locally recurrent or metastatic SCAC who have progressed on or were intolerant to one or more prior lines of systemic therapy.
Preclinical program
In June 2026, we announced initial data from a preclinical study evaluating pelareorep in combination with RAS inhibitor modalities in a solid tumor model, which demonstrate evidence of greater anti-tumor activity in combination than with the individual approaches alone. Based on these findings, we are planning additional studies in models of colorectal cancer and in pancreatic ductal adenocarcinoma designed to further evaluate the combinations’ effects on immune activation, tumor response durability, and time-to-resistance. The ongoing work includes evaluations of pelareorep in combination with KRAS G12C inhibitors, pan-RAS inhibitors, and additional next-generation RAS pathway-targeting agents in RAS-mutated tumor models.
Program development for the remainder of 2026
In 2026, our clinical objectives will primarily revolve around our randomized second-line mCRC clinical study. We are actively evaluating multiple strategic partnership options and continue to engage with collaborators, academic partners, and other stakeholders to determine the most effective path forward for pelareorep in mPDAC and second-line or later SCAC. Preclinical objectives this year will focus on studies planned to evaluate pelareorep in combination with a range of RAS inhibitor modalities with initial results expected in the fall or winter of 2026.
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
While we currently have sufficient drug product supply to support our clinical development program, we continued our activities to expand our production capabilities as we focus on advancing our active drug substance and finished drug product towards registration and commercial readiness. In the second quarter of 2026, we initiated an analytical study utilizing the human tumor cell line potency assay. We also updated the formal assessment of the drug substance production process with additional batch production and development data and progressed analytical development activities to support upcoming process characterization in preparation for process performance qualification. We also incurred storage and distribution costs to maintain our product supply. Ongoing bulk manufacturing and expanded filling capabilities are both part of the planned process validation. Process validation is required to ensure that the resulting product meets the specifications and quality standards and will form part of our submission to regulators, including the FDA, for product approval.
In 2026, our manufacturing program will focus on preparatory activities for validation of our drug substance production process, additional drug product manufacture to support the clinical program, and supply distribution for our ongoing and planned studies.
Intellectual Property
At June 30, 2026, we had 139 patents, including 11 U.S. and 7 Canadian patents, and issuances in other jurisdictions. We have an extensive patent portfolio covering pelareorep and formulations that we use in our clinical trial program. We also have patents covering methods for manufacturing pelareorep and screening for susceptibility to pelareorep. These patent rights extend to at least the end of 2031. We are continuing to analyze additional patent protections and have placed an emphasis on patent extension strategy and growing our patent portfolio. In addition, we have submitted new patent applications that we expect to extend certain patent protections and grant new rights into the 2040s including method-of-using protection until 2040 and method-of-making protection until 2044.
In June 2026, we secured a new U.S. patent protecting our proprietary manufacturing process for pelareorep. Developed through our contracted collaboration with the National Research Council of Canada (“NRC”), this jointly arising intellectual property is automatically assigned to NRC and exclusively licensed to Oncolytics, subject to a nominal royalty, for the production and commercialization of pelareorep. The newly issued patent covers key aspects of the methods used to manufacture pelareorep and is expected to provide patent protection until 2044. The patent is designed to protect the Company’s ability to consistently produce pelareorep at commercial scale and represents a significant addition to the Company’s growing intellectual property portfolio. The Company also announced that a previously filed method-of-use patent application remains under review and, if issued, is expected to provide protection until at least 2046. In addition, Oncolytics plans to file further patent applications this year that are designed to expand and strengthen the pelareorep intellectual property estate across additional therapeutic applications, treatment settings, and combination approaches.
Financing Activity
On April 6, 2026, we entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (the “Agent”), pursuant to which we may offer and sell from time to time through or to the agent, acting as agent or principal, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $75,000. During the three months ended June 30, 2026, we sold 7,859,359 common shares for gross proceeds of $7,152 at an average price of $0.91 per share. We received net proceeds of $6,771 after issuance costs of $381 (including commissions of $215).
From July 1, 2026 to August 10, 2026, we sold 2,322,984 common shares pursuant to the Sales Agreement for gross proceeds of $1,890 at an average price of $0.81 per share. We received net proceeds of $1,834 after commissions of $57.
Cash Resources
As of June 30, 2026, we had cash and cash equivalents of $4,115 (see “Liquidity and Capital Resources”).
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
Results of Operations
Comparison of the three and six months ended June 30, 2026 and 2025:
Net loss for the three months ended June 30, 2026 was $9,442 compared to $5,277 for the three months ended June 30, 2025. Net loss for the six months ended June 30, 2026 was $18,685 compared to $9,988 for the six months ended June 30, 2025.
Research and Development Expenses
Our R&D expenses increased by $2,346 from $1,916 for the three months ended June 30, 2025, to $4,262 for the three months ended June 30, 2026. The following table summarizes our R&D expenses for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	Change
Clinical trial expenses	$1,056	$422	$634
Manufacturing and related process development expenses	413	425	(12)
Personnel-related expenses	2,699	1,045	1,654
All other R&D expenses	94	24	70
Total R&D expenses	$4,262	$1,916	$2,346

The increase in our R&D expenses for the three months ended June 30, 2026, was primarily due to the following:
•Increased clinical trial expenses due to start-up costs for our phase 2 second-line mCRC study launched in the first quarter of 2026.
•Increased personnel-related expenses due to increased non-cash stock-based compensation expense and increased headcount.

Our R&D expenses increased by $4,098 from $4,716 for the six months ended June 30, 2025, to $8,814 for the six months ended June 30, 2026. The following table summarizes our R&D expenses for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	Change
Clinical trial expenses	$1,803	$792	$1,011
Manufacturing and related process development expenses	920	839	81
Personnel-related expenses	5,970	3,026	2,944
All other R&D expenses	121	59	62
Total R&D expenses	$8,814	$4,716	$4,098

The increase in our R&D expenses for the six months ended June 30, 2026, was primarily due to the following:
•Increased clinical trial expenses due to start-up costs for our phase 2 second-line mCRC study launched in the first quarter of 2026 and higher registration program planning-related expenses.
•Increased personnel-related expenses due to increased non-cash stock-based compensation expense and increased headcount. Our non-cash stock-based compensation expense also included an adjustment to reclassify options from equity-classified to liability classified as discussed in note 3 of the condensed consolidated financial statements. This increase was partly offset by CEO transition-related activities in the first quarter of 2025.

General and Administrative Expenses
Our G&A expenses increased by $2,382 from $2,735 for the three months ended June 30, 2025, to $5,117 for the three months ended June 30, 2026. The following table summarizes our G&A expenses for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	Change
Public company-related expenses	$3,368	$1,580	$1,788
Personnel-related expenses	1,371	888	483
Intellectual property expenses	149	85	64
All other G&A expenses	229	182	47
Total G&A expenses	$5,117	$2,735	$2,382

The increase in our G&A expenses for the three months ended June 30, 2026 was primarily due to the following:
•Increased public company-related expenses due to higher investor relations activities and additional legal and tax professional fees associated with the Domestication. Our public company-related expenses for the three months ended June 30, 2026 included $603 of non-cash stock-based compensation expense for consulting services.
•Increased personnel-related expenses due to increased non-cash stock-based compensation expense and increased headcount.
Our G&A expenses increased by $4,890 from $4,956 for the six months ended June 30, 2025, to $9,846 for the six months ended June 30, 2026. The following table summarizes our G&A expenses for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	Change
Public company-related expenses	$6,384	$2,780	$3,604
Personnel-related expenses	2,601	1,625	976
Intellectual property expenses	451	192	259
All other G&A expenses	410	359	51
Total G&A expenses	$9,846	$4,956	$4,890

The increase in our G&A expenses for the six months ended June 30, 2026 was primarily due to the following:
•Increased public company-related expenses due to higher investor relations activities and legal, tax, audit and accounting professional fees related to the Domestication. Our public company-related expenses for the six months ended June 30, 2026 included $1,187 of non-cash stock-based compensation expense for consulting services.
•Increased personnel-related expenses due to increased non-cash stock-based compensation expense and increased headcount.
•Increased intellectual property expenses related to executing our patent extension strategy and new patent applications.
Liquidity and Capital Resources
As of June 30, 2026 and December 31, 2025, we had cash and cash equivalents as follows:

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$4,115	$5,202

We have no debt other than accounts payable and accrued liabilities and operating lease liabilities. We have commitments relating to completing our research and development of pelareorep.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2026	2025
Operating activities	$(15,431)	$(8,839)
Investing activities	(6)	(1)
Financing activities	14,385	8,277
Effect of exchange rate changes on cash	(35)	205
Total increase (decrease) in cash and cash equivalents	$(1,087)	$(358)

Cash used in operating activities
The increase in net cash used in operating activities reflects higher operating activities and higher non-cash working capital changes in 2026. Overall, net cash used in operating activities for the six months ended June 30, 2026 and 2025 was primarily related to the funding of our research and development activities, including personnel-related expenses, manufacturing and clinical trial costs, and other costs associated with general and administrative expenses.
Net cash used in operating activities for the six months ended June 30, 2026 consisted of a net loss of $18,685 and non-cash working capital changes of $2,415, partially offset by non-cash adjustments of $5,669. Non-cash items primarily included stock-based compensation expense and the value of shares issued for consulting services. Non-cash working capital changes were primarily driven by increases in prepaid expenses and other receivables, including amounts related to the PanCAN Therapeutic Accelerator Award, and decreases in accrued liabilities and accounts payable.
Net cash used in operating activities for the six months ended June 30, 2025 consisted of a net loss of $9,988, offset by non-cash adjustments of $2,325, less non-cash working capital changes of $1,176. Non-cash working capital changes mainly reflected increased prepaid expenses and accounts payable and accrued liabilities and decreased other liabilities.
Net cash used by investing activities
Net cash used by investing activities for the six months ended June 30, 2026 and 2025 were related to the acquisition of property and equipment.
Net cash provided by financing activities
Net cash provided by financing activities during the six months ended June 30, 2026 consisted of net proceeds from sales of our common shares pursuant to ATM offering agreements. Net cash provided by financing activities during the six months ended June 30, 2025 consisted of net proceeds from sales of our common shares pursuant to our ATM and SEPA arrangements.

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
For the six months ended June 30, 2026, we raised net cash proceeds of $14,385 from the issuance of 15,305,933 common shares through our ATM offering agreement.
We are not subject to externally imposed capital requirements, and there have been no changes in how we define or manage our capital in 2026.

Contractual Obligations and Commitments
As of June 30, 2026, our contractual obligations are comprised primarily of our accounts payable, accrued liabilities and operating lease obligations. In addition, we are committed to payments of approximately $347 for activities mainly related to our manufacturing program, which are expected to occur over the next year. The ultimate amount and timing of these payments are subject to changes in our research and development plan.
As of June 30, 2026, we had not entered into any off-balance sheet arrangements.
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

Functional and Reporting Currency
Management uses its judgment to determine the functional currency that most accurately represents the economic effects of the underlying transactions, events and conditions and considered various factors including the currency of future expenditures and the currency in which funds from financing activities are generated. A company’s functional currency is only changed when significant changes in economic facts and circumstances indicate clearly that the functional currency has changed.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications
During the quarterly period ended June 30, 2026, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408, respectively, of SEC Regulation S-K.

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

ONCOLYTICS BIOTECH INC.
Registrant

Date: August 12, 2026	By:	/s/ Jared Kelly
Jared Kelly
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Kirk Look
Kirk Look, CA
Chief Financial Officer
(Principal Financial and Accounting Officer)