Form 10-Q
period 2026-09-30
ONCOLYTICS BIOTECH INC
filed 2026-11-13
CIK 1129928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 13, 2026, the registrant had 136,140,469 common shares outstanding.

ONCOLYTICS BIOTECH INC.
FORM 10-Q
September 30, 2026

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ONCOLYTICS BIOTECH INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,430	$5,202
Other receivables	1,200	573
Prepaid expenses	1,644	1,069
Total current assets	5,274	6,844
Property and equipment, net	193	228
Right-of-use assets	365	510
Total assets	$5,832	$7,582

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$3,212	$3,504
Accrued liabilities	2,570	2,327
Operating lease liabilities, current	133	193
Warrant derivative	—	77
Total current liabilities	5,915	6,101
Contract liability	4,910	4,910
Stock option liability	2,233	—
Operating lease liabilities, non-current	277	370
Total liabilities	13,335	11,381

Commitments and contingencies (Note 10)

Stockholders’ Deficit:
Common stock, par value $0.001; 1,000,000,000 authorized as of September 30, 2026. Common stock, no par value; Unlimited authorized as of December 31, 2025. 132,207,168 and 108,021,271 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.	—	—
Additional paid-in capital	444,157	419,471
Accumulated other comprehensive income	6,225	6,225
Accumulated deficit	(457,885)	(429,495)
Total stockholders’ deficit	(7,503)	(3,799)
Total liabilities and stockholders' deficit	$5,832	$7,582
See accompanying notes to the condensed consolidated financial statements.

ONCOLYTICS BIOTECH INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$5,152	$5,081	$13,966	$9,797
General and administrative	4,590	4,482	14,436	9,438
Total operating expenses	9,742	9,563	28,402	19,235
Loss from operations	(9,742)	(9,563)	(28,402)	(19,235)
Other income (expense):
Change in fair value of warrant derivative	—	(690)	—	(537)
Fair value loss from Standby Equity Purchase Agreement (“SEPA Arrangement”)	—	—	—	(388)
Foreign exchange gain (loss)	5	99	—	(138)
Interest income	19	95	100	312
Total other income (expense), net	24	(496)	100	(751)
Loss before income taxes	(9,718)	(10,059)	(28,302)	(19,986)
Income tax recovery (expense)	13	181	(88)	120
Net loss	(9,705)	(9,878)	(28,390)	(19,866)
Other comprehensive loss:
Translation adjustments	—	(79)	—	(2)
Comprehensive loss	$(9,705)	$(9,957)	$(28,390)	$(19,868)

Basic and diluted net loss per share	$(0.08)	$(0.10)	$(0.24)	$(0.22)
Weighted average common shares outstanding - basic and diluted	127,892,383	101,315,089	120,032,110	92,376,486
See accompanying notes to the condensed consolidated financial statements.

ONCOLYTICS BIOTECH INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(unaudited)
(in thousands, except share amounts)

	Three Months Ended
	Number of Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at December 31, 2025	108,021,271	$419,471	$6,225	$(429,495)	$(3,799)
Net loss	—	—	—	(9,243)	(9,243)
Issued pursuant to restricted share unit awards	10,317	—	—	—	—
Issued pursuant to at-the-market offering agreements, net of issuance costs	7,446,574	7,614	—	—	7,614
Issued pursuant to consulting services agreements	650,000	539	—	—	539
Reclassification of warrants	—	77	—	—	77
Stock option liability reclassification	—	(1,189)	—	—	(1,189)
Stock-based compensation	—	871	—	—	871
Balance at March 31, 2026	116,128,162	427,383	6,225	(438,738)	(5,130)
Net loss	—	—	—	(9,442)	(9,442)
Issued pursuant to at-the-market offering agreements, net of issuance costs	7,859,359	6,771	—	—	6,771
Issued pursuant to consulting services agreements	650,000	622	—	—	622
Stock-based compensation	—	1,012	—	—	1,012
Balance at June 30, 2026	124,637,521	435,788	6,225	(448,180)	(6,167)
Net loss	—	—	—	(9,705)	(9,705)
Issued pursuant to at-the-market offering agreements, net of issuance costs	6,819,647	5,241	—	—	5,241
Issued pursuant to consulting services agreements	750,000	678	—	—	678
Stock-based compensation	—	2,450	—	—	2,450
Balance at September 30, 2026	132,207,168	$444,157	$6,225	$(457,885)	$(7,503)
See accompanying notes to the condensed consolidated financial statements.
ONCOLYTICS BIOTECH INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY (Cont.)
(unaudited)
(in thousands, except share amounts)

	Three Months Ended
	Number of Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at December 31, 2024	80,020,131	$397,673	$6,361	$(400,736)	$3,298
Net loss and other comprehensive loss	—	—	110	(4,711)	(4,601)
Issued pursuant to restricted share unit awards	1,098,511	—	—	—	—
Issued pursuant to at-the-market offering agreements, net of issuance cost	5,302,950	4,183	—	—	4,183
Stock-based compensation expense	—	845	—	—	845
Balance at March 31, 2025	86,421,592	402,701	6,471	(405,447)	3,725
Net loss and other comprehensive loss	—	—	(33)	(5,277)	(5,310)
Issued pursuant to restricted share unit awards	158,135	—	—	—	—
Issue pursuant to SEPA Arrangement	7,562,152	3,176	—	—	3,176
Issued pursuant to at-the-market offering agreements, net of issuance cost	3,266,024	1,746	—	—	1,746
Stock-based compensation expense	—	362	—	—	362
Balance at June 30, 2025	97,407,903	407,985	6,438	(410,724)	3,699
Net loss and other comprehensive loss	—	—	(79)	(9,878)	(9,957)
Issued pursuant to restricted share unit awards	403,738	—	—	—	—
Issued pursuant to at-the-market offering agreements, net of issuance cost	3,872,394	3,089	—	—	3,089
Issued pursuant to consulting services agreements	1,951,699	1,985	—	—	1,985
Stock-based compensation expense	—	912	—	—	912
Balance at September 30, 2025	103,635,734	$413,971	$6,359	$(420,602)	$(272)
See accompanying notes to the condensed consolidated financial statements.

ONCOLYTICS BIOTECH INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(28,390)	$(19,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	48	54
Non-cash lease expense	145	216
Stock-based compensation expense	5,377	2,119
Value of shares issued to consultants	2,123	1,658
Unrealized foreign exchange loss	20	138
Change in fair value of warrant derivative	—	537
Fair value loss from SEPA Arrangement	—	388
Value of shares issued for SEPA Arrangement commitment fees	—	440
Changes in operating assets and liabilities:
Other receivables	(627)	10
Prepaid expenses	(859)	172
Accounts payable	(273)	1,711
Accrued liabilities	243	(1,038)
Operating lease liabilities	(153)	(220)
Net cash used in operating activities	(22,346)	(13,681)
Cash flows from investing activities:
Acquisition of property and equipment	(13)	(5)
Net cash used in investing activities	(13)	(5)
Cash flows from financing activities:
Proceeds from at-the-market offering agreements, net of issuance costs	19,626	9,018
Proceeds from SEPA Arrangement	—	2,348
Net cash provided by financing activities	19,626	11,366
Effect of exchange rate changes on cash and cash equivalents	(39)	114
Net decrease in cash and cash equivalents	(2,772)	(2,206)
Cash and cash equivalents, beginning of period	5,202	11,079
Cash and cash equivalents, end of period	$2,430	$8,873

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$88	$67
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
We are a clinical-stage biopharmaceutical company developing pelareorep, a well-tolerated intravenously delivered immunotherapeutic agent that activates the innate and adaptive immune systems and weakens tumor defense mechanisms. This improves the ability of the immune system to fight cancer, making tumors more susceptible to a broad range of oncology treatments. Our primary focus is to position pelareorep as a platform immunotherapy for the treatment of gastrointestinal (“GI”) and human papillomavirus (“HPV”)-associated tumors and advance pelareorep to registration-enabled clinical studies. We are exploring opportunities for registrational programs and investigator-sponsored trials in metastatic pancreatic cancer, second-line or later anal cancer, second-line Rat Sarcoma-mutant, microsatellite stable metastatic colorectal cancer, and HPV-associated tumors.
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
As of September 30, 2026, we had cash and cash equivalents of $2,430. Based on our current operating plan, we expect that our existing cash resources, even when considered together with capital that may be raised under our equity distribution arrangements, are not sufficient to fund our planned operations for at least twelve months from the date of issuance of our condensed consolidated financial statements included in this quarterly report. These conditions raise substantial doubt about our ability to continue as a going concern.
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
As of September 30, 2026, the carrying amount of our financial instruments, including cash and cash equivalents, other receivables, accounts payable, and accrued liabilities, approximated their fair value due to their short-term maturity.
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

ONCOLYTICS BIOTECH INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
(in thousands, except share and per share amounts and where indicated)
Note 4: Balance Sheet Details
Prepaid Expenses
Prepaid expenses consisted of the following:

	September 30, 2026	December 31, 2025
Prepaid research and development expenses	$739	$106
Prepaid insurance	578	438
Prepaid professional fees	150	371
Prepaid other	177	154
Total prepaid expenses	$1,644	$1,069
Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30, 2026	December 31, 2025
Accrued research and development costs	$1,606	$1,522
Accrued professional fees	851	764
Accrued other	113	41
Total accrued liabilities	$2,570	$2,327
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
Funding received for the three and nine months ended September 30, 2026 was nil. Funding received for the three and nine months ended September 30, 2025 was nil and $1,125, respectively. During the three and nine months ended September 30, 2026, we recognized nil and $648, respectively, as a reduction of research and development expenses based on eligible costs incurred in accordance with the agreement. During the three and nine months ended September 30, 2025, we recognized $597 and $2,127, respectively, as a reduction of research and development expenses based on eligible costs incurred in accordance with the agreement.
As of September 30, 2026 and December 31, 2025, eligible research and development expenditures incurred exceeded cumulative funding received to date, resulting in other receivables of $1,175 and $527, respectively.
Note 5: Leases
Our operating lease costs were $50 and $71 for the three months ended September 30, 2026 and 2025, respectively. Our operating lease costs were $194 and $216 for the nine months ended September 30, 2026 and 2025, respectively. Our variable lease costs were $11 and $13 for the three months ended September 30, 2026 and 2025, respectively. Our variable lease costs were $73 and $46 for the nine months ended September 30, 2026 and 2025, respectively. Variable lease costs consist primarily of a pro rata share of operating costs, insurance costs, utilities and real property taxes.

ONCOLYTICS BIOTECH INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
(in thousands, except share and per share amounts and where indicated)
Future minimum operating lease liabilities as of September 30, 2026 are presented in the following table. Variable lease costs are not included in these payments:

2026	$53
2027	169
2028	177
2029	92
Total future minimum lease payments	491
Less: Interest	81
Present value of operating lease liabilities	$410

Note 6: Capital Stock
We are authorized to issue 1,000,000,000 shares of common stock and 100,000,000 shares of preferred stock, each with a par value of $0.001 per share. Holders of our common stock are entitled to one vote per share at meetings of shareholders, to receive such dividends as declared by our board of directors (“Board”), and to receive our remaining property and assets upon dissolution, liquidation or winding up, subject to any preferential rights of holders of outstanding preferred stock. All issued and outstanding shares are fully paid and non-assessable. The Board is authorized to issue preferred stock in one or more series and to determine the rights, preferences and privileges of each series. No shares of preferred stock were issued or outstanding as of September 30, 2026.
At-the-Market Offering Agreements
On April 6, 2026, we entered into an Open Market Sale Agreement with Jefferies LLC, which allows us to sell shares of our common stock, par value $0.001 per share, with an aggregate offering price of up to $75,000. During the three and nine months ended September 30, 2026, we sold 6,819,647 and 14,679,006 common shares for gross proceeds of $5,405 and $12,557 at an average price of $0.79 and $0.86 per share, respectively. For the three and nine months ended, we received net proceeds of $5,241 and $12,012, after issuance costs of $163 and $545, respectively (including commissions of $162 and $377, respectively).
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
On August 2, 2024, we entered into an ATM offering agreement with Cantor Fitzgerald & Co, which allowed us to issue common shares, at prevailing market prices, with an aggregate offering value of up to $50,000 over a 25-month period through the facilities of the Nasdaq Capital Market. During the three and nine months ended September 30, 2025, we sold 3,872,394 and 12,441,368, common shares for gross proceeds of $3,242 and $9,392, at an average price of $0.84 and $0.75, per share, respectively. For the same three and nine months ended, we received net proceeds of $3,089 and $9,018, after issuance costs of $153 and $374 (including commissions of $97 and $282). This ATM agreement was terminated on August 22, 2025.
Consultant Services Shares Issued
During the three and nine months ended September 30, 2026, we issued 750,000 and 2,050,000 common shares to consultants valued at $678 and $1,839, respectively, or a weighted-average price of $0.90 per share for each period, as partial or total consideration for services received. During the three and nine months ended September 30, 2025, we issued 1,951,699 common shares to consultants valued at $1,985, for a weighted-average price of $1.02 per share, as partial or total consideration for services received. We measured the fair value of these services based on the fair value of our common shares on the date we entered into each underlying consulting services agreement. We recognize stock-based compensation expense for these agreements over the time period we expect to receive services. For the three and nine months ended September 30, 2026, we recognized stock-based compensation expense of $736 and $2,123, respectively, related to consultant services. For the three and nine months ended September 30, 2025, we recognized stock-based compensation expense of $1,658 related to consultant services.

ONCOLYTICS BIOTECH INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
(in thousands, except share and per share amounts and where indicated)
As of September 30, 2026 and December 31, 2025, we had nil and $283, respectively, recorded in prepaid expenses related to services not yet performed.
Compensation Warrants
In consideration of the services rendered by the underwriter as part of a public offering in 2023, we issued 536,693 compensation warrants. Each compensation warrant is exercisable into one common share at an exercise price of $2.25 up to 60 months from the date of issuance. At the issuance date, we used the Black-Scholes Model to estimate the fair value of the services rendered. The resulting fair value was included as part of the public offering transaction costs, and was allocated to share issue costs and operating expenses based on the relative fair values of the common share and warrant of each unit issued. As of September 30, 2026 and December 31, 2025, there were 536,693 compensation warrants outstanding.
Warrants
Following the change in functional currency on January 1, 2026, warrants issued in 2023 pursuant to an underwritten public offering no longer met liability classification and as such were reclassified as equity at that date. The warrants have an exercise price denominated in U.S. dollars and are indexed to our stock because of the change in functional currency.
Each warrant entitles the holder to purchase one common share at an exercise price of $2.81 up to 60 months from the date of issuance. The expiration of the warrants may be accelerated by us at any time prior to the expiration date if the volume weighted-average price of the issued and outstanding common shares on the Nasdaq Stock Market is greater than $6.50 for any 20 consecutive trading days, at which time we may, within 10 business days, accelerate the expiration date by issuing a press release announcing the reduced warrant term whereupon the warrants will expire on or after the 75th calendar day after the date of such press release. As of September 30, 2026 and December 31, 2025, there were 7,667,050 warrants outstanding.
Common Shares reserved for future issuance are as follows:

September 30, 2026
Common shares issuable upon exercise of employee and non-employee stock options	22,279,142
Common shares issuable upon vesting and settlement of restricted stock units	469,992
Common shares issuable upon vesting and settlement of Inducement Share Awards	3,444,143
Common shares available for grant under the 2026 Incentive Award Plan	6,308,809
Common shares issuable upon exercise of warrants	8,203,743
Total	40,705,829
Note 7: Stock-Based Compensation
Amended and restated Stock Option and Incentive Share Award Plans
Our amended and restated Stock Option Plan and Share Award Plan (collectively, the “Equity Incentive Plans”) were approved by our shareholders on May 9, 2023. The Equity Incentive Plans provide for the grant of stock options, restricted share unit awards and performance share unit awards to our employees, consultants and directors. Upon the effective date of the 2026 Plan described below, we ceased granting awards under the Equity Incentive Plans, but any awards granted under the Equity Incentive Plans will remain subject to the terms of the applicable plan.
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
Stock-Based Compensation Expense
Our stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock-based compensation expense:
Pursuant to Equity Incentive Plans and Inducement Equity Awards	$1,290	$912	$5,377	$2,119
Pursuant to consulting service agreements	736	1,658	2,123	1,658
	$2,026	$2,570	$7,500	$3,777
Stock-based compensation expense in operating expenses:
Research and development	$1,040	$1,138	$4,263	$1,901
General and administrative	986	1,432	3,237	1,876
	$2,026	$2,570	$7,500	$3,777
Stock Options
Our stock option activity for the nine months ended September 30, 2026 was as follows:

	Stock options subject only to a service condition
	Number Outstanding	Weighted- Average Exercise Price (i)	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2025	17,216,957	$1.11	$1,576	3.8
Granted (ii)	5,411,000	$1.02
Forfeited	(764,418)	$1.03
Expired	(1,484,397)	$2.25
Outstanding at September 30, 2026 (iii)	20,379,142	$1.00	$716	4.8
Vested and exercisable at September 30, 2026	6,802,251	$1.16	$239	2.7

i.The weighted-average exercise prices reflect the conversion of Canadian dollar denominated stock options translated into U.S. dollars using the applicable foreign exchange rate as of the date of grant.
ii.Includes 800,000 Inducement Stock Options.
iii.Includes 4,400,000 Inducement Stock Options.

ONCOLYTICS BIOTECH INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
(in thousands, except share and per share amounts and where indicated)

	Stock options subject to a performance condition
	Number Outstanding	Weighted- Average Exercise Price (i)	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2025	1,900,000	$0.42	$868	4.4
Outstanding at September 30, 2026 (ii)	1,900,000	$0.42	$477	3.7
Vested and exercisable at September 30, 2026	—	$—	$—	—

i.The weighted-average exercise prices reflect the conversion of Canadian dollar denominated stock options translated into U.S. dollars using the applicable foreign exchange rate as of the date of grant.
ii.Includes 1,900,000 Inducement Stock Options.

As of September 30, 2026, unrecognized compensation expense related to unvested stock options was $5,389. These costs are expected to be recognized over a remaining weighted-average period of 1.6 years.
Stock option grants subject only to a service condition typically vest either immediately or annually over periods ranging from one to 3 years. The performance-based Inducement Stock Options will vest upon generating a minimum of $25,000 in cumulative proceeds from new financing transactions after June 11, 2025. As of September 30, 2026, the performance condition continues to be probable and compensation expense has been recognized based on our estimate of the derived service period.
We use the Black-Scholes Model to estimate fair value. We use historical data to estimate the expected dividend yield and expected volatility of our stock in determining the fair value of the stock options. The risk-free interest rate is based on the U.S. Treasury rate applicable to the expected life of the award. The expected term of options is estimated considering the vesting period at the grant date, the contractual life of the options, and the average length of time similar grants have remained outstanding in the past. The expected dividend yield is zero, as we do not expect to pay dividends for the foreseeable future.
The fair value of options granted during the nine months ended September 30, 2026 was determined using the following weighted-average assumptions:

Risk-free interest rate	4.3%
Expected life (years)	6.7
Expected volatility	90.3%
Expected dividend yield	— %
Weighted-average grant date fair value	$0.80
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

ONCOLYTICS BIOTECH INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
(in thousands, except share and per share amounts and where indicated)
The fair value of the liability-classified options as of September 30, 2026 and January 1, 2026 was determined using the following weighted-average assumptions:

	September 30, 2026	January 1, 2026
Risk-free interest rate	4.9%	3.6%
Expected life (years)	3.4	3.9
Expected volatility	79.3%	77.4%
Expected dividend yield	—%	—%
Weighted-average fair value	$0.41	$0.57
Number of liability-classified stock options outstanding	7,073,935	7,671,135
A summary of the stock option liability for the nine months ended September 30, 2026 was as follows:

Stock option liability
Balance at December 31, 2025	$—
Reclassification of liability from equity	1,189
Stock-based compensation expense	2,349
Fair value adjustment of liability to APIC	(1,305)
Balance at September 30, 2026	$2,233
RSUs
Our RSU activity for the nine months ended September 30, 2026 was as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value (i)
Outstanding at December 31, 2025	497,842	$0.95
Vested and released	(10,317)	$1.09
Forfeited	(17,533)	$1.11
Outstanding at September 30, 2026	469,992	$0.89

i.The weighted-average grant date fair value prices reflect the conversion of Canadian dollar denominated RSUs translated into U.S. dollars using the applicable foreign exchange rate as of the date of grant.

As of September 30, 2026, unrecognized compensation expense related to non-vested RSUs was $50. These costs are expected to be recognized over a remaining weighted-average period of 0.6 year.
Inducement Share Awards
Inducement Share Awards will vest upon our entry into a definitive agreement involving either the acquisition of our company or the exclusive license of pelareorep. During the nine months ended September 30, 2026 and 2025, we granted 300,000 and 500,000 Inducement Share Awards, respectively. During the nine months ended September 30, 2025, we also granted Inducement Share Awards to our CEO, which will entitle him to receive that number of common shares equal to 2% of our then-outstanding common shares (2,644,143 at September 30, 2026) if the performance condition is met. Accordingly, if the performance conditions had been met on September 30, 2026, a total of 3,444,143 common shares would be issuable pursuant to the Inducement Share Awards. Compensation expense for these awards will be recognized if and when the performance condition becomes probable or is achieved. To date, we have not recorded any compensation expense related to these awards.

ONCOLYTICS BIOTECH INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
(in thousands, except share and per share amounts and where indicated)
Note 8: Net Loss Per Share
The following table shows the calculation of net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss - basic and diluted	$(9,705)	$(9,878)	$(28,390)	$(19,866)
Denominator:
Weighted-average common shares outstanding used to compute basic and diluted net loss per share	127,892,383	101,315,089	120,032,110	92,376,486
Net loss per share, basic and diluted	$(0.08)	$(0.10)	$(0.24)	$(0.22)
The amounts in the table below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Outstanding warrants	8,203,743	8,203,743	8,203,743	8,203,743
Outstanding stock options	22,279,142	16,898,245	22,279,142	16,898,245
Outstanding RSUs and Inducement Share Awards	3,914,135	3,070,557	3,914,135	3,070,557
	34,397,020	28,172,545	34,397,020	28,172,545
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
Our contract liability balance at September 30, 2026 and December 31, 2025, which we expect to record in revenue over the next five years, was as follows:

	September 30, 2026	December 31, 2025
Balance, beginning of period	$4,910	$4,677
Foreign exchange impact	—	233
Balance, end of period	$4,910	$4,910
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

ONCOLYTICS BIOTECH INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
(in thousands, except share and per share amounts and where indicated)
Commitments
As of September 30, 2026, we are committed to payments of approximately $144 for activities mainly related to our clinical trial and manufacturing programs, which are expected to occur over the next one year. The ultimate amount and timing of these payments are subject to changes in our research and development plan.
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
The following table provides information about our single segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating Expenses:
Significant components of research and development (R&D) expenses:
Clinical trial expenses	$2,297	$632	$4,100	$1,424
Manufacturing and related process development expenses	574	2,937	1,494	3,776
Personnel-related expenses	2,235	1,485	8,205	4,511
Significant components of general and administrative (G&A) expenses:
Public company-related expenses	2,957	3,205	9,341	5,985
Personnel-related expenses	1,316	864	3,917	2,489
Intellectual property expenses	136	237	587	429
All other R&D and G&A expenses	227	203	758	621
Total operating expenses	9,742	9,563	28,402	19,235
Loss from operations	(9,742)	(9,563)	(28,402)	(19,235)
Total other income (expense), net	24	(496)	100	(751)
Income tax recovery (expense)	13	181	(88)	120
Net loss	$(9,705)	$(9,878)	$(28,390)	$(19,866)

Note 12: Subsequent Events
From October 1, 2026 to November 13, 2026, we sold 3,633,301 common shares pursuant to the Sales Agreement, for gross proceeds of $1,705 at an average price of $0.47 per share. We received net proceeds of $1,654 after commissions of $51.
On November 13, 2026, we received the final payment of $1,175 under the Therapeutic Accelerator Award grant from PanCAN.

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
As our clinical development program advances, we anticipate pelareorep’s ability to enhance innate and adaptive immune responses within the TME will play an increasingly important role. This greatly increases opportunities for expanding our clinical program, business development, and partnering opportunities to address gastrointestinal and human papillomavirus (“HPV”)-associated cancers in combination with various therapies. We believe this approach has the most promise for generating clinically impactful data and offers the most expeditious path to regulatory approval.
Our primary focus is to position pelareorep as a platform immunotherapy for the treatment of gastrointestinal (“GI”) and HPV-associated cancers and advance pelareorep to registration-enabled clinical studies. We are exploring opportunities for registrational studies and investigator-sponsored trials in second-line Rat Sarcoma (“RAS”)-mutant microsatellite stable (“MSS”) metastatic colorectal cancer, second-line or later anal cancer, metastatic pancreatic cancer, and HPV-associated tumors. We expect to continue discussions with strategic partners and collaborators to efficiently advance pelareorep’s development.
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
As of September 30, 2026, we had cash and cash equivalents of $2,430. Based on our current operating plan, we expect that our existing cash resources, even when considered together with available capital under our equity distribution arrangements, are not sufficient to fund our planned operations for at least twelve months from the date of issuance of our condensed consolidated financial statements included in this quarterly report. These conditions raise substantial doubt about our ability to continue as a going concern.
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
Program Development Updates and Outlook
The following are the development updates and outlook for our program for the three months ended September 30, 2026, through to the date of this quarterly report.
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

PDAC: pancreatic ductal adenocarcinoma; MSS: microsatellite stable; mCRC: metastatic colorectal cancer; SCAC: squamous cell carcinoma of the anal canal; pela: pelareorep; GnP: gemcitabine + nab-paclitaxel; CPI: checkpoint inhibitor; mFOL: modified FOLFIRINOX; atezo: atezolizumab; bev: bevacizumab; 1L: First-Line; 2L: Second-Line

Second-line metastatic colorectal cancer (“mCRC”)
In the first quarter of 2026, we received Fast Track Designation for pelareorep in combination with bevacizumab and fluorouracil, leucovorin, irinotecan (“FOLFIRI”) for the treatment of patients with Kirsten rat sarcoma (“KRAS”)-mutant, MSS mCRC in the second-line setting. The application was supported by clinical data demonstrating a 33% objective response rate (“ORR”) for pelareorep-based therapy compared to approximately 10% ORR with standard-of-care1 in this patient population. In addition, pelareorep combination therapy was associated with a median progression-free survival of 16.6 months, compared to 5.7 months with standard-of-care2, a duration of response of 19.5 months, compared to historical benchmarks of approximately 4–6 months3 in this setting, and a median overall survival of 27 months, compared to 11.2 months with standard-of-care4.
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

The first study site was initiated in early April 2026 and by the end of the third quarter of 2026, substantially all planned clinical sites for Part A of REO 033 were activated and multiple patients were enrolled.
In September 2026, we aligned with the U.S. Food and Drug Administration (“ FDA”) on the concept for a potential pivotal Part B expansion of REO 033. Under the proposed regulatory strategy, Part B would build upon the ongoing randomized REO 033 study and could support a potential accelerated approval submission based on objective response rate, with progression-free survival providing the basis for potential full approval.
Throughout the third quarter of 2026, site initiations continued and enrollment activity commenced.
Squamous cell carcinoma of the anal canal (“SCAC”)
GOBLET Cohort 4
Pelareorep is being studied in combination with atezolizumab in the rare, but deadly, relapsed, unresectable SCAC indication.
In January 2026, we reported updated clinical data from patients with third-line SCAC. The data showed four of 14 evaluable third-line patients receiving pelareorep and atezolizumab achieved objective responses, resulting in an ORR of approximately 29%. These responses included two complete responses and two partial responses. The median duration of response is approximately 17 months (67 weeks), indicating both depth and durability of clinical benefit in a heavily pretreated population. In historical third-line SCAC studies, objective response rates are typically approximately 10% or less5, with limited durability. In the second-line setting, pelareorep and atezolizumab achieved a 30% ORR, more than doubling the 13.8% ORR that was approved by the FDA for the current standard of care therapy6. Enrollment in Cohort 4 has been completed and we continue to monitor patients on the study.
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
Preclinical program
In September 2026, we announced data published in the Proceedings of the National Academy of Sciences show pelareorep’s ability to change an immunologically inactive liver cancer tumor microenvironment into one that is immunologically active and potentially susceptible to immune-based therapy. Pelareorep has previously shown the ability to initiate coordinated changes in the tumor microenvironment, including the formation of tertiary lymphoid structures, that are associated with improved responses to immunotherapy. In this paper, there is a noted increase in CD8+ T cells, PD-1/PD-L1 upregulation, and Inducible T cell Co-stimulator-ICOSL signaling. These are all necessary conditions for immunotherapies like checkpoint inhibitors to work in liver cancer, which is an especially challenging tumor type.
In September 2026, we announced the completion of preclinical studies evaluating pelareorep in combination with a pan-RAS inhibitor in a RAS-driven colorectal cancer model. We plan to expand our preclinical evaluation of pelareorep with RAS inhibitors across additional dosing schedules and RAS-driven tumor models. These studies will be designed to further characterize pelareorep’s contribution to the combination, including its potential impact on the depth and durability of tumor response and the development of resistance to RAS-targeted therapy.
Program development for the remainder of 2026
For the remainder of 2026, our clinical objectives will primarily revolve around our randomized second-line mCRC clinical study. We remain focused on executing REO 033, advancing activities that may support future registration-focused development opportunities, and generating clinical data to further evaluate pelareorep's potential in metastatic colorectal cancer. We are actively evaluating multiple strategic partnership options and continue to engage with collaborators, academic partners, and other stakeholders to determine the most effective path forward for pelareorep in mPDAC and second-line or later SCAC.
5 Marabelle et al. Pembrolizumab for previously treated advanced anal squamous cell carcinoma: results from the non-randomised, multicohort, multicentre, phase 2 KEYNOTE-158 study. Lancet Gastroenterol Hepatol. 2022 May;7(5):446-454. doi: 10.1016/S2468-1253(21)00382-4.
6 Rao S, et al. A phase II study of retifanlimab (INCMGA00012) in patients with squamous carcinoma of the anal canal who have progressed following platinum-based chemotherapy (POD1UM-202). ESMO Open. 2022 Aug;7(4):100529. doi: 10.1016/j.esmoop.2022.100529. Epub 2022 Jul 8

Following the recent Fast Track designation in metastatic anal cancer, we continue to evaluate development opportunities in this indication. Preclinical objectives this year will focus on studies evaluating pelareorep in combination with a range of RAS inhibitor modalities and generating additional translational data supporting pelareorep's potential as a backbone immunotherapy.
Manufacturing and Process Development
While we currently have sufficient drug product supply to support our clinical development program, we continued our activities to expand our production capabilities as we focus on advancing our active drug substance and finished drug product towards registration and commercial readiness. In the third quarter of 2026, we completed an analytical study utilizing the human tumor cell line potency assay and progressed analytical development activities to support upcoming process characterization in preparation for process performance qualification. We also labeled and packaged additional drug product for ongoing studies, progressed preparation activities for an upcoming drug product fill and incurred storage and distribution costs to maintain our product supply. Ongoing bulk manufacturing and expanded filling capabilities are both part of the planned process validation. Process validation is required to ensure that the resulting product meets the specifications and quality standards and will form part of our submission to regulators, including the FDA, for product approval.
For the remainder of 2026, our manufacturing program will focus on preparatory activities for validation of our drug substance production process, additional drug product manufacture to support the clinical program, and supply distribution for our ongoing and planned studies.
Intellectual Property
At September 30, 2026, we had 140 patents, including 11 U.S. and 7 Canadian patents, and issuances in other jurisdictions. We have an extensive patent portfolio covering pelareorep and formulations that we use in our clinical trial program. We also have patents covering methods for manufacturing pelareorep and screening for susceptibility to pelareorep. These patent rights extend until 2044.
In June 2026, we secured a new U.S. patent covering key aspects of the methods used to manufacture pelareorep, protecting our proprietary manufacturing process and extending our patent rights until 2044. Developed through our contracted collaboration with the National Research Council of Canada (“NRC”), this jointly arising intellectual property is automatically assigned to NRC and exclusively licensed to Oncolytics, subject to a nominal royalty, for the production and commercialization of pelareorep. The patent is designed to protect the Company’s ability to consistently produce pelareorep at commercial scale and represents a significant addition to the Company’s growing intellectual property portfolio.
The Company also announced that a previously filed method-of-use patent covering pelareorep as an immunotherapy for cancer had been issued in several countries, and we expect the US issuance to occur in the near term. If issued, this method-of-use patent is expected to provide protection into the late 2040s.
We continue to analyze additional patent protections and have placed an emphasis on patent extension strategy and growing our patent portfolio. Oncolytics has three patent application families pending, including multiple method-of-use patents and is working with an academic partner on a modified form of pelareorep that could lead to a “next generation” pelareorep.
Financing Activity
On April 6, 2026, we entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (the “Agent”), pursuant to which we may offer and sell from time to time through or to the agent, acting as agent or principal, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $75,000. During the three months ended September 30, 2026, we sold 6,819,647 common shares for gross proceeds of $5,405 at an average price of $0.79 per share. We received net proceeds of $5,241 after issuance costs of $163 (including commissions of $162).
From October 1, 2026 to November 13, 2026, we sold 3,633,301 common shares pursuant to the Sales Agreement for gross proceeds of $1,705 at an average price of $0.47 per share. We received net proceeds of $1,654 after commissions of $51.
On November 13, 2026, we received the final payment of $1,175 under the Therapeutic Accelerator Award grant from PanCAN.
Cash Resources
As of September 30, 2026, we had cash and cash equivalents of $2,430 (see “Liquidity and Capital Resources”).
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
Results of Operations
Comparison of the three and nine months ended September 30, 2026 and 2025:
Net loss for the three months ended September 30, 2026 was $9,705 compared to $9,878 for the three months ended September 30, 2025. Net loss for the nine months ended September 30, 2026 was $28,390 compared to $19,866 for the nine months ended September 30, 2025.
Research and Development Expenses
Our R&D expenses increased by $71 from $5,081 for the three months ended September 30, 2025, to $5,152 for the three months ended September 30, 2026. The following table summarizes our R&D expenses for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025	Change
Clinical trial expenses	$2,297	$632	$1,665
Manufacturing and related process development expenses	574	2,937	(2,363)
Personnel-related expenses	2,235	1,485	750
All other R&D expenses	46	27	19
Total R&D expenses	$5,152	$5,081	$71
The increase in our R&D expenses for the three months ended September 30, 2026, was primarily due to the following:
•Increased clinical trial expenses due to start-up and site activation costs for our phase 2 second-line mCRC study launched in the first quarter of 2026.
•Increased personnel-related expenses due to increased headcount.
•The above increases were offset by decreased manufacturing and related process development expenses as we substantially completed a cGMP production run and drug product fill in the third quarter of 2025.

Our R&D expenses increased by $4,169 from $9,797 for the nine months ended September 30, 2025, to $13,966 for the nine months ended September 30, 2026. The following table summarizes our R&D expenses for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025	Change
Clinical trial expenses	$4,100	$1,424	$2,676
Manufacturing and related process development expenses	1,494	3,776	(2,282)
Personnel-related expenses	8,205	4,511	3,694
All other R&D expenses	167	86	81
Total R&D expenses	$13,966	$9,797	$4,169
The increase in our R&D expenses for the nine months ended September 30, 2026, was primarily due to the following:
•Increased personnel-related expenses due to increased non-cash stock-based compensation expense and increased headcount. Our non-cash stock-based compensation expense also included an adjustment to reclassify options from equity-classified to liability classified as discussed in note 3 of the condensed consolidated financial statements.
•Increased clinical trial expenses due to start-up and site activation costs for our phase 2 second-line mCRC study launched in the first quarter of 2026.
•The above increases were partly offset by lower manufacturing and related process development expenses as we substantially completed a cGMP production run and drug product fill in 2025.
General and Administrative Expenses
Our G&A expenses increased by $108 from $4,482 for the three months ended September 30, 2025, to $4,590 for the three months ended September 30, 2026. The following table summarizes our G&A expenses for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025	Change
Public company-related expenses	$2,957	$3,205	$(248)
Personnel-related expenses	1,316	864	452
Intellectual property expenses	136	237	(101)
All other G&A expenses	181	176	5
Total G&A expenses	$4,590	$4,482	$108
The increase in our G&A expenses for the three months ended September 30, 2026 was primarily due to the following:
•Increased personnel-related expenses due to increased non-cash stock-based compensation expense and increased headcount.
•The above increase was partly offset by decreased public company-related expenses. The decrease was due to lower non-cash stock-based compensation expense for consulting services offset by increased investor relations activities.
Our G&A expenses increased by $4,998 from $9,438 for the nine months ended September 30, 2025, to $14,436 for the nine months ended September 30, 2026. The following table summarizes our G&A expenses for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025	Change
Public company-related expenses	$9,341	$5,985	$3,356
Personnel-related expenses	3,917	2,489	1,428
Intellectual property expenses	587	429	158
All other G&A expenses	591	535	56
Total G&A expenses	$14,436	$9,438	$4,998

The increase in our G&A expenses for the nine months ended September 30, 2026 was primarily due to the following:
•Increased public company-related expenses due to higher investor relations activities and legal, tax, audit and accounting professional fees related to the Domestication. Our public company-related expenses for the nine months ended September 30, 2026 and 2025 included non-cash stock-based compensation expense for consulting services of $1,614 and $1,366, respectively.
•Increased personnel-related expenses due to increased non-cash stock-based compensation expense and increased headcount.
•Increased intellectual property expenses related to executing our patent extension strategy and new patent applications.
Liquidity and Capital Resources
As of September 30, 2026 and December 31, 2025, we had cash and cash equivalents as follows:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$2,430	$5,202
We have no debt other than accounts payable and accrued liabilities and operating lease liabilities. We have commitments relating to completing our research and development of pelareorep.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
Operating activities	$(22,346)	$(13,681)
Investing activities	(13)	(5)
Financing activities	19,626	11,366
Effect of exchange rate changes on cash	(39)	114
Total increase (decrease) in cash and cash equivalents	$(2,772)	$(2,206)
Cash used in operating activities
The increase in net cash used in operating activities reflects reflects higher operating activities and unfavorable working capital movements in 2026, partly offset by higher non-cash expenses. Overall, net cash used in operating activities for the nine months ended September 30, 2026 and 2025 was primarily related to the funding of our research and development activities, including personnel-related expenses, manufacturing and clinical trial costs, and other costs associated with general and administrative expenses.
Net cash used in operating activities for the nine months ended September 30, 2026 consisted of a net loss of $28,390 and non-cash working capital changes of $1,669, partially offset by non-cash adjustments of $7,713. Non-cash items primarily included stock-based compensation expense and the value of shares issued for consulting services. Non-cash working capital changes were primarily driven by increases in prepaid expenses and other receivables, including amounts related to the PanCAN Therapeutic Accelerator Award.
Net cash used in operating activities for the nine months ended September 30, 2025 consisted of a net loss of $19,866, offset by non-cash adjustments of $5,550, and non-cash working capital changes of $635. Non-cash working capital changes mainly reflected increased accounts payable and decreased other liabilities.
Net cash used by investing activities
Net cash used by investing activities for the nine months ended September 30, 2026 and 2025 were related to the acquisition of property and equipment.
Net cash provided by financing activities
Net cash provided by financing activities during the nine months ended September 30, 2026 consisted of net proceeds from sales of our common shares pursuant to ATM offering agreements. Net cash provided by financing activities during the nine months ended September 30, 2025 consisted of net proceeds from sales of our common shares pursuant to our ATM and SEPA arrangements.

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
As discussed under “Going Concern,” our current cash resources are not sufficient to fund planned operations for at least twelve months from the date of issuance of our condensed consolidated financial statements included in this quarterly report. To support our near‑term liquidity needs, we have access to capital through the Sales Agreement with the Agent, which provides flexibility to raise capital opportunistically and manage our cash resources. We expect to continue to utilize this equity distribution arrangement as appropriate to support ongoing operations; however, there can be no assurance that sufficient capital will be available under this or other arrangements on acceptable terms or at all.
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
For the nine months ended September 30, 2026, we raised net cash proceeds of $19,626 from the issuance of 22,125,580 common shares through our ATM offering agreement.
We are not subject to externally imposed capital requirements, and there have been no changes in how we define or manage our capital in 2026.
Contractual Obligations and Commitments
As of September 30, 2026, our contractual obligations are comprised primarily of our accounts payable, accrued liabilities and operating lease obligations. In addition, we are committed to payments of approximately $144 for activities mainly related to our manufacturing program, which are expected to occur over the next year. The ultimate amount and timing of these payments are subject to changes in our research and development plan.
As of September 30, 2026, we had not entered into any off-balance sheet arrangements.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2026 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors”of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, except as set forth below.
Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our common stock.
On July 20, 2026, we received a letter from the Listing Qualifications Staff of the Nasdaq Stock Market, LLC (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we are not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Notice”). We were provided a compliance period of 180 calendar days from the date of the Notice, or until January 15, 2027, to regain compliance with the minimum closing bid requirement, pursuant to Nasdaq Listing Rule 5810(c)(3)(A).
We will continue to monitor the closing bid price of our common stock and seek to regain compliance with all applicable Nasdaq requirements within the allotted compliance periods and may, if appropriate, consider available options, including implementation of a reverse stock split of our common stock, to regain compliance with the minimum closing bid requirement. If we seek to implement a reverse stock split in order to remain listed on Nasdaq, the announcement or implementation of such a reverse stock split could negatively affect the price of our common stock. If we do not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our common stock will be subject to delisting. We would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that we will regain compliance with the minimum bid price requirement during the 180-day compliance period or maintain compliance with the other Nasdaq listing requirements. A delisting could substantially decrease trading in our common stock, adversely affect the market liquidity of our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws, adversely affect our ability to obtain financing on acceptable terms, if at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. Additionally, the market price of our common stock may decline further and stockholders may lose some or all of their investment.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications
During the quarterly period ended September 30, 2026, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408, respectively, of SEC Regulation S-K.

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

ONCOLYTICS BIOTECH INC.
Registrant

Date: November 13, 2026	By:	/s/ Jared Kelly
Jared Kelly
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Kirk Look
Kirk Look, CA
Chief Financial Officer
(Principal Financial and Accounting Officer)